Form 10-Q
period 2009-09-30
National Automation Services Inc
filed 2009-11-16
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

NATIONAL AUTOMATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation or organization )	(Commission File No.)	(I.R.S. Employer Identification No.)

2470 St. Rose Parkway, Suite 214 Henderson, Nevada 89074

 (Address of principal executive offices) (Zip Code)

702-487-6274

( Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company: See definitions of  “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of 11/9/2009
Common Stock, $0.001 par value	91,128,831

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 4T.  Controls and Procedures

27

PART II – OTHER INFORMATION

28

Item 1.  Legal Proceedings.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 5.  Other Information

29

Item 6.  Exhibits.

29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Period Ended	Year Ended
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$108,498
Accounts receivable, net of allowance of doubtful accounts of $34,091 at September 30, 2009, $26,934 at December 31, 2008	539,456	510,852
Other receivables	—	76,147
Inventory	606,503	226,266
Prepaid expenses	161,909	397,886
Deferred tax asset	—	14,950
TOTAL CURRENT ASSETS	1,307,868	1,334,599
PROPERTY & EQUIPMENT, net of accumulated depreciation of $101,720 at September 30, 2009, $57,026 at December 31, 2008	132,084	130,798
OTHER ASSETS
Security deposit	4,581	—
Deferred financing fees, net of accumulated amortization of $293,678 at September 30, 2009, $82,163 at December 31, 2008	266,576	481,875
Intangible Asset - net of accumulated amortization of $83,489 at September 30, 2009, $47,701 at December 31, 2008	59,640	95,419
Goodwill	272,111	272,111
TOTAL ASSETS	$2,042,860	$2,314,802
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$20,684	$—
Accounts payables	1,243,244	601,988
Accrued liabilities	537,485	331,100
Current portion of loans and capital leases	15,641	16,859
Lines of credit	8,003	—
Current portion of secured redeemable debentures, net of unamortized debt discount of $436,533 at September 30, 2009 and $402,954 as of December 31, 2008	1,910,467	130,496
ABL Line of credit – Trafalgar, net of debt discount of $3,438 as of September 30, 2009 and $14,688 as of December 31, 2008	754,960	791,364
Related party payable	183,926	157,926
TOTAL CURRENT LIABILITIES	4,674,410	2,029,733
LONG-TERM LIABILITIES
Loans and capital leases	22,858	16,318
Secured redeemable debentures – Trafalgar, net of unamortized debt discount of $0 as of September 30, 2009 and $369,374 as of December 31, 2008	—	1,444,177
TOTAL LIABILITIES	4,697,268	3,490,228
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 200,000,000 authorized, 90,108,431 shares issued outstanding as of September 30, 2009, 68,490,268 shares issued outstanding at December 31, 2008	90,108	68,490
Additional paid in capital	8,209,574	6,828,332
Stock (receivable) payable	9,700	—
Accumulated deficit	(10,963,790)	(8,072,248)
TOTAL STOCKHOLDERS’ DEFICIT	(2,654,408)	(1,175,426)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,042,860	$2,314,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending September 30,	Three Months Ending September 30,
	2009	2008
REVENUE	$846,099	$1,011,572
COST OF REVENUE	721,726	450,373
GROSS PROFIT	124,373	561,199

OPERATING EXPENSES
Selling, general and administrative expenses	317,008	108,964
Consulting fees	282,364	684,068
Professional fees and related expenses	41,950	1,171,635
TOTAL OPERATING EXPENSES	641,322	1,964,667

OPERATING LOSS	(516,949)	(1,403,468)

OTHER EXPENSE
Interest expense, net	255,759	272,849

TOTAL OTHER EXPENSE	255,759	272,849

LOSS BEFORE PROVISION FOR INCOME TAXES	(772,708)	(1,676,317)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	14,950	—

NET LOSS	$(787,658)	$(1,676,317)

BASIC AND DILUTED LOSS PER SHARE:	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	87,305,697	56,120,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ending September 30,	Nine Months Ending September 30,
	2009	2008
REVENUE	$3,084,735	$2,275,197
COST OF REVENUE	2,750,799	1,508,006
GROSS PROFIT	333,936	767,191

OPERATING EXPENSES
Selling, general and administrative expenses	1,268,142	676,339
Consulting fees	580,592	887,060
Professional fees and related expenses	558,194	2,874,778
TOTAL OPERATING EXPENSES	2,406,928	4,438,177

OPERATING LOSS	(2,072,992)	(3,670,986)

OTHER EXPENSE
Interest expense, net	803,600	262,053

TOTAL OTHER EXPENSE	803,600	262,053

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,876,592)	(3,933,039)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	14,950	—

NET LOSS	$(2,891,542)	$(3,933,039)

BASIC AND DILUTED LOSS PER SHARE:	$(0.04)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	78,648,412	47,552,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(2,891,542)	$(3,933,039)
Cash (used) provided by operating activities:
Allowance for doubtful accounts	7,157	22,177
Depreciation and amortization	80,473	59,017
Stock for services	495,774	3,263,029
Stock issued for interest expense	—	57,143
Accretion of debt discount and premium	347,045	128,904
Changes in assets and liabilities
Receivables	(35,761)	(469,406)
Other receivables	76,147	—
Inventories	(380,237)	(556,005)
Prepaid	235,977	(746)
Accounts payable and accrued liabilities	847,640	517,243
Other assets	10,319	(4,808)

Cash (used) by operating activities	(1,207,008)	(916,491)

Investing Activities:
Purchase of property and equipment	(14,734)	(5,308)

Cash (used) by investing activities	(14,734)	(5,308)

Financing activities:
Proceeds from sale of stock	916,837	—
Bank overdraft	20,684	—
Deferred financing fees	215,299	(360,285)
Payments for loans and capital leases	(16,442)	(11,252)
Related party payable, net	26,000	132,956
Payment on acquisition liability	—	(550,000)
Payment for redemption of preferred shares	—	(125,000)
Payment on line of credit	(1,478)	(287,152)
Payments on ABL line	(47,656)	—
Payments of debt discount	—	(30,000)
Payments toward debentures	—	(122,222)
Proceeds on secured redeemable debentures	—	2,250,000

Cash provided by financing activities	1,113,244	897,045

Decrease/Increase in cash	(108,498)	(24,754)
Cash and cash equivalents at beginning of year	108,498	48,215

Cash and cash equivalents at end of year	$—	$23,461

Cash paid for interest	$6,039	$68,606
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (continued)

SUPPLEMENTAL NON CASH INVESTING & FINANCING TRANSACTIONS

	Nine Months Ended September 30,
	2009	2008
Capital Lease	$31,246	$—
Debt discounts added to debt carrying amount	$—	$775,353
Write off of receivables	$—	$28,378
Stock payable/receivable received	$—	$462,000
Related party payable on debt	$—	$75,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of National Automation Services, Inc., (the "Company") should be read in conjunction with the Company's Registration Report on Form 10/A-2 for the period ended June 30, 2009 and the years ended December 31, 2008 and 2007, respectively. Significant accounting policies disclosed therein have not changed (except as noted below).

In June 2009, the Financial Accounting Standards Board ("FASB") issued the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009. The Company has begun to use the new Codification when referring to GAAP in its quarterly and annual reports filed on Forms 10-Q and 10-K respectively. This guidance does not have an impact on the consolidated results of the Company.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations or the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's Registration Report on Form 10/A-2 for the period ended June 30, 2009 and the years ended December 31, 2008 and 2007, respectively.

Income Taxes

As required by the Income Tax Topic of FASB ASC, income taxes are provided for using the liability method of accounting in accordance with the new codification standards. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Original Incorporation

National Automation Services, Inc. (the “Company”) was originally incorporated on January 27, 1997 in Nevada as E-Biz Solutions, Inc.  On March 27, 1998, the Company filed an amendment to its Articles of Incorporation changing its name to Jaws Technologies, Inc.  On July 7, 2000, the Company reincorporated in Delaware and on September 29, 2000 changed its name to Jawz Inc.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2007, Jawz, Inc. changed its name to Ponderosa Lumber, Inc. Ponderosa Lumber, Inc. was a Delaware non-reporting public “shell” company with nominal assets whose sole business was to identify, evaluate and acquire through a reverse merger a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

On October 2, 2007, Ponderosa Lumber, Inc. changed its name to National Automation Services, Inc, a Colorado corporation (“NASV Colorado”).

October 2, 2007, we acquired 100% of the outstanding capital stock of Intuitive System Solutions, Inc. (“ISS”), a Nevada corporation headquartered in Henderson, Nevada.  To acquire ISS we issued an aggregate of 39,999,999 shares of our common stock, which shares represented approximately 99.6% of our outstanding common stock on a fully diluted basis.  Accordingly, pursuant to the Stock Purchase and Plan of Reorganization Agreement among us, ISS, Messrs. Jody R. Hanley (“Hanley”), Robert W. Chance (“Chance”) and Manuel Ruiz (“Ruiz”) (collectively, the “ISS Owners”), TBeck Capital, Inc. (“TBeck”), a Florida corporation, and 3 JP Inc., a California corporation, we issued to the ISS Owners an aggregate of 21,999,999 “restricted” shares of our common stock.

In addition, we issued to TBeck and its designees an aggregate of 18,000,000 shares of our common stock (4,000,000 shares were “restricted” and 14,000,000 shares were “free trading”). TBeck (1) was the owner, in escrow, of 1,126,745 shares of ISS common stock issued in consideration for T-Beck having paid to ISS an aggregate of $506,000 in cash and agreeing verbally to pay to ISS after the closing an additional $244,000 in cash to be used for working capital, and (2) paid the $250,000 required to effectuate the transaction.  (T-Beck never executed a promissory note to memorialize this future funding obligation, and it never paid us or ISS the promised $244,000.)  For consideration of 18,000,000 shares of NAS stock, TBeck delivered to us the 1,126,745 shares of ISS for the value of cash paid for ISS common stock of $506,000, the amount of $250,000 (to effectuate the transaction as noted above) and a verbal agreement to pay NAS cash in the amount of $244,000, for a total consideration of the reverse merger acquisition in the amount of $1,000,000. The 18 million shares issued in the ISS reverse merger to T-Beck and its designees were valued at $506,000 (being the value of the cash ISS received for the 1,126,745 ISS shares which were exchanged for the 18 million NAS shares).  Per FAS 141, par. 23, the remaining 21,999,999 shares were valued at $32,521, which represented the fair market value of the public shell (125,082 shares outstanding after giving effect to such Agreement and the transactions contemplated thereby, multiplied by the $0.26 average closing price per share over the six days preceding the closing), since the shell had no cash and the acquirer paid no cash.  As this was a reverse merger without the recognition of goodwill and no cash was used to purchase the shell, the $32,521 was expensed. For accounting purposes the acquisition has been treated as a recapitalization of ISS with ISS as the acquirer in this reverse merger. The historical financial statements prior to October 2, 2007 are those of ISS.

On December 28, 2007, National Automation Services, Inc. changed its state of incorporation from Colorado to Nevada by merging with and into National Automation Services, Inc., a new Nevada corporation, formed as a wholly-owned subsidiary of the Company. Upon consummation of the merger and reincorporation in the State of Nevada, the Colorado Corporation ceased to exist. National Automation Services, Inc., a Nevada corporation, was the surviving entity and continues to act as the holding company for its two wholly-owned operating subsidiaries, ISS and Intecon, Inc.

Business Overview

National Automation Services, Inc. is a holding company formed to acquire and operate specialized automation control companies located in the Southwestern United States. Currently, the Company owns 100% of the capital stock of two operating subsidiaries: (1) ISS, a Nevada corporation, based in Henderson, Nevada and (2) Intecon, an Arizona corporation, based in Tempe, Arizona.

We conduct our business and operations through these two wholly-owned subsidiaries. Overall, the Company serves a diverse set of industries which utilize automation systems and controls, including water valley waste and treatment facilities, entertainment, hospitality, mining, medical, and manufacturing.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since the acquisition of its current operating subsidiaries, the Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company’s management runs the company as one unit and does not have two distinct business segments.

NOTE 2: Recently Adopted and Recently Issued Accounting Guidance

Adopted

Business Combination: On January 1, 2009, NAS adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.

Other: On June 30, 2009, NAS adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance (see Note 12 Subsequent events)

Issued

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Management is currently evaluating the potential impact of adopting these changes on the Financial Statements.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Management is currently evaluating the potential impact of adopting these changes on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. Management is currently evaluating the potential impact of adopting these changes on the Financial Statements.

NOTE 3: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to Trafalgar as collateral for our outstanding $3,200,000 of indebtedness. The Company has experienced reoccurring net losses, had a net loss of $(2,891,542) (unaudited) for the nine months ended September 30, 2009, and $(6,181,424) for the year ended December 31, 2008, and a working capital deficiency of $(3,366,542) (unaudited) at September 30, 2009.

As of December 31, 2008, the Company assessed its overall financial position, noting our cash on hand, our receivables at December 31, 2008 and our operational budget for 2009, removing all noncash items such as depreciation, amortization and stock based compensation, with a view to projecting our 2009 net income. Our operational cash flow was projected to increase during 2009 from increases in awarded contracts while we anticipated maintaining our expenses at a static level with 2008, plus we expected to obtain additional cash flow by closing one acquisition (to be paid for with shares of our common stock) and projecting that our new subsidiary would leverage our core competency in the field of wastewater automation and obtain new business in its market, and we likewise would be able to use the competency of the new subsidiary to provide revenue growth in our current regional areas.

In February 2009, Trafalgar ceased to provide funding to the Company. In April 2009, the Company commenced a lawsuit against Trafalgar (see Note 9 Commitments – Legal) alleging that Trafalgar had breached the credit agreements and that the agreements were criminally usurious and therefore was unlawful and unenforceable.  In the 60 days following our lawsuit, we received no correspondence from Trafalgar concerning the status of our debt obligations; and the Company proceeded to seek institutional funding to replace Trafalgar’s credit facility, and our efforts were unsuccessful. On July 7, 2009, Trafalgar issued a default notice (see Note 9 Commitments – legal) to us.  Management then reviewed the Company’s operating performance against its 2009 operational budget and evaluated our prospects of obtaining additional outside funding and determined that we had not met and would not be able to meet our operating budget due to circumstances outside of our control; for example our customers were paying 90-120 days instead of 45-60 days as in 2008 and our outside funding needs were not being met. Based on the above facts, management determined that there was substantial doubt about the Company’s ability to continue as a going concern.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               We continue to seek sources of additional capital. We intend to try to improve our cash and cash flow from operations by encouraging faster payments, and if necessary granting discounts for prompt payment, of our receivables while simultaneously delaying payments to our vendors.  Also we plan to increase our revenue by increasing our visibility and the awareness of our Company, and our products and services, by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services. We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices.

NOTE 4: Property and equipment, net

Property and equipment consists of the following:

	Period Ended September 30, 2009	Year Ended December 31, 2008
	(unaudited)	(audited)
Vehicles	$106,825	$106,825
Computer and office equipment	89,780	50,096
Furniture and fixtures	14,910	8,614
UL Machinery and equipment	22,289	22,289
Total property and equipment	233,804	187,824
Less: accumulated depreciation	(101,720)	(57,026)
Property and equipment, net	$132,084	$130,798

Depreciation and amortization expense for the nine months ended September 30, 2009 was $57,551 and for the year ended December 31, 2008 was $79,998.

NOTE 5: Loans and capital leases

The following tables represent the outstanding balance of loans and capital leases for the Company as of September 30, 2009, and December 31, 2008.

	Period Ended	Year Ended
	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Promissory note payable in monthly installments of $511, Non-interest bearing, collateralized by a vehicle due August 2009.	$—	$4,090
Promissory note payable in monthly installments of $364 at an interest rate of 2.9%, collateralized by a vehicle due June 2010.	3,202	6,401
Promissory note payable in monthly installments of $367 at an interest rate of 2.9%, collateralized by a vehicle due August 2010.	3,285	6,466
Capital lease	32,012	16,220
Auto loans and capital lease sub total	38,499	33,177
Less: current portion loans and capital leases	(15,641)	(16,859)
Total	$22,858	$16,318

On January 15, 2009, the Company entered into a fair market value capital lease with Konika copiers. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Lines of credit

On April 1, 2009, the Company acquired a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of September 30, 2009, was $8,003, in our purchase of office/computer assets.

On July 7, 2009,  we received a notice of default from Trafalgar that we have violated the terms of our secured loan and credit facility agreements by failing to make certain payments when due and breaching certain covenants (See Note 9 Commitments – legal).   Due to this notice we have reclassified all Trafalgar debt to current.

NOTE 7: Secured redeemable debentures

On March 26, 2008, the Company entered into a secured redeemable debenture agreement with Trafalgar, for a total financing package of redeemable debentures up to $10,000,000. On March 26, 2008, the Company borrowed $1,500,000 and on July 21, 2008 the Company borrowed $750,000.

Upon entering into the agreements with Trafalgar, the Company has capitalized the financing fees over the life of the loans. The $775,353 is the sum of the value of the warrants ($10,353), the value of the stock issued ($540,000) and the value of the 15% principal redemption/repayment premium on the $1,500,000 loan ($225,000).  On December 19, 2008, the Company entered into the ABL agreement which restructured the debenture agreements and reduced certain terms over the life of the loans without triggering debt extinguishment.

As of the nine months ended September 30, 2009, the Company had total deferred financing fee in the amount of $266,576, net of accumulated amortization $293,678, and for the year ended December 31, 2008, the Company had deferred financing fees in the amount of $481,895, net of accumulated amortization $82,163.

As of September 30, 2009 and December 31, 2008, the Company had not requested additional debt under this agreement which has not triggered the Company to obtain the remaining $7,750,000 in debentures from Trafalgar. The Trafalgar debenture agreements have a premium and discount term associated. Debt premiums/discounts, typically fees paid by the debtor to the creditor(s) as part of the issuance of debt, are accounted for as a direct reduction of or addition to the face amount of the debt (valuation account) as the discount or premium is inseparable from the debt giving rise to it.

The debt premium/discount is amortized to interest expense over the life of the related debt. The following table represents the remaining current and long term portion of the total debt as of September 30, 2009 and December 31, 2008.

Trafalgar Secured Redeemable Debenture Debt Premium/Discount Allocation
	September 30, 2009	December 31, 2008
	(unaudited)
Current portion of secured redeemable debenture	$2,347,001	$533,450
Total current portion of premium	(162,500)	(150,000)
Total current portion of discount	(274,034)	(252,954)
Current portion of secured redeemable debenture, net	$1,910,467	$130,496

Long term portion of secured redeemable debenture	$—	$1,813,551
Total long term portion of premium		(137,500)
Total long term portion of discount	—	(231,874)
Long term portion of secured redeemable debenture, net	$—	$1,444,177

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 7, 2009,  we received a notice of default from Trafalgar that we have violated the terms of our secured loan and credit facility agreements by failing to make certain payments when due and breaching certain covenants (See Note 9 Commitments – legal).  Due to this notice we have reclassified all Trafalgar debt to current.

NOTE 8: Related party transactions

On February 12, 2008, a director of the Board entered into a verbal loan agreement with the Company in the amount of $35,000. Per the terms of the verbal agreement no interest was to be accumulated. As of December 31, 2008, $20,000 of the debt still remained outstanding. On February 4, 2009, the Company repaid the remaining balance of its loan to the Board member in the amount of $20,000.

On June 30, 2008, the Company entered into a verbal loan agreement in which it borrowed $130,000 from a director. On July 23, 2008, the Company paid $30,000 cash to the independent director as partial payment of the loan. On September 22, 2008, the Company issued 357,153 shares of restricted common stock valued at $57,142, to satisfy the outstanding interest of the loan at August 31, 2008.  On November 12, 2008, the Company issued an additional 1,000,000 shares of its restricted common stock valued at $100,000 in order to satisfy the additional interest accumulated for the $100,000 loan.    On December 19, 2008, the Company paid $50,000 to reduce the total balance of the loan to $50,000 as of December 31, 2008.  On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a director of the company balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  As of September 30, 2009, we owed $86,000 plus accrued interest in the amount of $4,300.

On November 5, 2008, the Company entered into agreement promissory note with a director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 we modified the loan agreement to remove the $250 a day late fees and add an annual interest rate of 10%.  As of September 30, 2009, we owed $77,000 plus accrued interest in the amount of $32,861.

On September 11, 2009, the Company entered into agreement promissory note with an executive officer of the Company, for $10,000. The terms of the loan were to repay of the loan in the amount of $10,000 with a 10% annual interest to start as of September 30, 2009. As of September 30, 2009 the balance has not been repaid.

NOTE 9: Commitments

Operating Leases

On February 1, 2009, the Company entered into an operating lease for machinery and equipment located at our subsidiary in Henderson, Nevada. This operating lease is with a principal shareholder, executive officer and director of the Company. The operating lease is a month-to-month lease for $600 per month with no annual increase.

On February 10, 2009, the Company entered into an operating lease for our corporate offices located in Henderson, Nevada. This operating lease is a three (3) year lease with a non-related third party for $2,635 per month with a 4% annual increase.

On October 7, 2009, the Company amended the operating lease agreement for our corporate offices located in Henderson, Nevada. The operating lease restarts the (3) three year leasing period as of December 1, 2009 with a non related third party for $3,735 per month with no annual increase for (24) twenty four months (see Note 12 Subsequent events).

Total rental expense for all operating leases for the nine months ended September 30, 2009 was $69,981.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and will be applied retrospectively to the note as of January 1, 2009.  As of September 30, 2009, $10,926 of the debt still remains outstanding with total interest as of September 30, 2009 of $991.

Legal

On April 23, 2009, the Company entered into a lawsuit against Trafalgar Capital Specialized Investment Fund, FIS (”Trafalgar”).

The Company is the Plaintiff, charging Trafalgar with usurious lending practices. We noted that the pending litigation is estimatable; however, as the litigation is still in the pre-discovery stages we are not able to indicate the outcome. On July 7, 2009 we received a notice of default from Trafalgar Capital Specialized Investment Fund, FIS (”Trafalgar”) that we have violated the terms of our secured loan and credit facility agreements by failing to make certain payments when due and breaching certain covenants.

The lender has accelerated our outstanding indebtedness, and accordingly it has the right to execute and foreclose on all of our assets, including the stock in our subsidiaries, and/or the personal guarantee executed in favor of the lender by Robert Chance, our CEO.

We reclassified all Trafalgar related debt to current due to the default notice. The Company has not made any payments to Trafalgar before March 31, 2009 due to the pending litigation against Trafalgar.

In November 2009 we were served with the Complaint Trafalgar filed on October 30, 2009 in the United States District Court for the Southern District of Florida, against us, our two subsidiaries and Robert Chance, our CEO.  Trafalgar’s complaint seeks repayment of the amounts we allegedly owe under these same agreements, plus interest and attorneys fees, and foreclosure on all of our assets (we had pledged such assets as collateral pursuant to the terms of the Security Agreement we executed in connection with such agreements).  The Complaint also alleges that we fraudulently induced Trafalgar to extend to us the approximately $3 million in total financing we received.  Our April 2009 complaint was filed in the same Court and alleges that the agreements under which Trafalgar had extended financing to us, and under which it now is suing us, are unenforceable.  We believe Trafalgar’s allegations are without merit.  We intend to mount a vigorous defense and move the Court to consolidate these two actions.

NOTE 10: Income taxes

At September 30, 2009, the Company’s federal and state net operating loss carry forwards were approximately $4,120,000, which begin to expire in 2027.  Due to our continued net losses, the Company allowed for its deferred tax asset from December 31, 2008 resulting in a provision for income taxes of $14,950 and $0 for the three months ended September 30, 2009 and 2008 respectively; and $14,950 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 11: Stockholders’ deficit

Preferred Stock

Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

 On January 19, 2009, The Company issued 250,000 shares of restricted common stock valued at $32,500 for services to the Company. The Company valued at market value on January 2, 2009 which was $0.13 per share.

On January 24, 2009, the Company issued 2,000,000 shares of restricted common stock valued at $240,000 for advisory services to the Board of Directors. The shares were valued at market value on January 23, 2009 which was $0.12 per share.

On February 4, 2009, the Company issued 312,500 shares of restricted common stock valued at $12,500 in consideration for cash to the Company in the amount of $0.04 per share.

On February 4, 2009, the Company issued 312,500 shares of restricted common stock valued at $12,500 in consideration for cash to the Company in the amount of $0.04 per share.

On February 20, 2009, the Company issued 1,125,000 shares of restricted common stock valued at $67,500 in consideration for cash to the Company in the amount of $0.06 per share.

On February 20, 2009, the Company issued 312,500 shares of restricted common stock valued at $18,750 in consideration for cash to the Company in the amount of $0.06 per share.

On February 20, 2009, the Company issued 125,000 shares of restricted common stock valued at $7,500 in consideration for cash to the Company in the amount of $0.06 per share.

On February 20, 2009, the Company issued 125,000 shares of restricted common stock valued at $7,500 in consideration for cash to the Company in the amount of $0.06 per share.

On March 24, 2009, the Company issued 200,000 shares of restricted common stock valued at $26,000 for services to the Company. The shares were valued at market value on March 24, 2009 which was $0.13 per share.

On March 30, 2009, the Company issued 1,500,000 shares of restricted common stock valued at $90,000 in consideration for cash to the Company in the amount of $0.06 per share. The Company issued the shares as a stock receivable on March 30, 2009 and received the cash on April 12, 2009.

On April 14, 2009, we issued To Knightsbridge Capital 112,500 shares to replace the same number of shares transferred to Knightsbridge Capital on December 18, 2008 by our CEO, after Knightsbridge returned his former shares to him in January 2009 for the new certificate issued in April. The stock was valued on December 18, 2008; at $0.12 per share for services rendered value at $13,500 in connection with our financing from Trafalgar.

On May 28, 2009, the Company issued 250,000 shares of restricted common stock valued at $15,000 in consideration for cash to the Company in the amount of $0.06 per share.

On May 28, 2009, the Company issued 200,000 shares of restricted common stock valued at $26,000 in consideration for investment services to the Company. The Company valued the shares at $0.13 per share.

On May 28, 2009, the Company issued 250,000 shares of restricted common stock valued at $15,000 in consideration for cash to the Company in the amount of $0.06 per share.

On May 28, 2009, the Company issued 75,000 shares of restricted common stock valued at $4,500 in consideration for cash to the Company in the amount of $0.06 per share.

On May 28, 2009, the Company issued 200,000 shares of restricted common stock valued at $12,000 in consideration for cash to the Company in the amount of $0.06 per share.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2009, the Company issued 1,100,000 shares of restricted common stock valued at $66,000 in consideration for cash to the Company in the amount of $0.06 per share.

On May 29, 2009, the Company issued 230,000 shares of restricted common stock valued at $24,150 in consideration for services to the Company. The Company valued the shares on May 29, 2009 for the fair market value at $0.11 per share.

On May 29, 2009, the Company issued 500,000 shares of restricted common stock valued at $25,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 136,500 shares of restricted common stock valued at $6,500 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 105,000 shares of restricted common stock valued at $5,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 21,000 shares of restricted common stock valued at $1,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 21,000 shares of restricted common stock valued at $1,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 105,000 shares of restricted common stock valued at $5,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 200,000 shares of restricted common stock valued at $10,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 71,000 shares of restricted common stock valued at $9,940 in consideration for investment services to the Company in the amount of $0.14 per share. In October, the shares were returned to the Company and cancelled as they were issued in error (see Note 12 Subsequent events).

On June 5, 2009, the Company issued 294,000 shares of restricted common stock valued at $14,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 21,000 shares of restricted common stock valued at $1,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 52,500 shares of restricted common stock valued at $2,500 in consideration for cash to the Company in the amount of $0.05 per share.

On June 5, 2009, the Company issued 105,000 shares of restricted common stock valued at $5,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 9, 2009, the Company issued 1,000,000 shares of restricted common stock valued at $50,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 18, 2009, the Company issued 4,704,000 shares of restricted common stock valued at $224,000 in consideration for cash to the Company in the amount of $0.05 per share.

On June 23, 2009, the Company issued 522,500 shares of restricted common stock valued at $25,000 in consideration for cash to the Company in the amount of $0.05 per share.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 23, 2009, we authorized the issuance of 244,750 shares of common stock valued at $34,265 based on service fees of $0.14 per share, for services rendered; the shares were issued on June 25, 2009.  In October, the shares were returned to the Company and cancelled as they were issued in error (see Note 12 Subsequent events).

On July 1, 2009, the Company issued 250,000 shares of restricted common stock valued at $25,000 in consideration for cash to the Company in the amount of $0.10 per share.

On July 3, 2009, the Company issued the stock payable in the amount of 779,163 shares of restricted stock common stock valued at $77,916 in consideration for salary compensation to the Company in the amount of $0.10 per share.

On July 16, 2009, The Company issued 350,000 shares of restricted common stock valued at $17,500 in consideration for salary compensation to an officer of the Company. The Company valued for services rendered in the amount of $0.05 per share.

On September 10, 2009, the Company issued 42,000 shares of restricted common stock valued at $2,000 in consideration for cash to the Company in the amount of $0.05 per share

On September 10, 2009, the Company issued 210,000 shares of restricted common stock valued at $10,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 42,000 shares of restricted common stock valued at $2,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 120,000 shares of restricted common stock valued at $6,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 100,000 shares of restricted common stock valued at $5,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 1,200,000 shares of restricted common stock valued at $60,000 in consideration for cash to the Company in the amount of $0.05 per share

On September 10, 2009, the Company issued 100,000 shares of restricted common stock valued at $5,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 1,575,000 shares of restricted common stock valued at $75,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 66,750 shares of restricted common stock valued at $7,343 for services to the Company. The Company valued for services rendered in the amount of $0.11 per share. In October, the shares were returned to the Company and cancelled as they were issued in error (see Note 12 Subsequent events).

On September 30, 2009, the Company received $9,700 in cash, for 197,400 shares of its restricted common stock valued at $0.05 per share. The stock was issued in October 2009.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Subsequent Events

On October 2, 2009, the Company issued to three individuals an aggregate of 137,400 shares of common stock in consideration for $6,700 in cash, or $0.05 per share.

On October 2, 2009, the Company issued 5,000 shares of restricted common stock valued at $650 for services to the Company. The Company valued for services rendered in the amount of $0.13 per share. In October, the shares were returned to the Company and cancelled as they were issued in error.

On October 5, 2009, the Company issued to one individual 60,000 shares of common stock in consideration for $3,000 in cash, or $0.05 per share.

On October 5, 2009, the Company issued 3,000 shares of restricted common stock valued at $330 for services to the Company. The Company valued for services rendered in the amount of $0.11 per share. In October, the shares were returned to the Company and cancelled as they were issued in error.

On October 7, 2009, the Company amended the operating lease agreement for our corporate offices located in Henderson, Nevada. The operating lease restarts the (3) three year leasing period as of December 1, 2009 with a non related third party for $4,950 per month with no annual increase for (24) twenty four months after the 24 month period, the increase to rent is 4.63%. Future payments to office rent are:

From	Through	Sq. footage	$ per sq. ft	Estimated Annual rent	Monthly rent

12/1/2009	11/30/2010	3,200	1.54	$59,400	$4,950
12/1/2010	11/30/2011	3,200	1.54	$59,400	$4,950
12/1/2011	11/30/2012	3,200	1.61	$61,824	$5,152

On October 27, 2009, the Company issued 750,000 shares of common stock valued at $0.11 per share based upon fair market value on October 23, 2009. The Company issued the shares for services per consulting agreement.

On October 27, 2009, the Company issued to 4 individuals an aggregate of 447,500 shares of common stock in consideration for $21,500 in cash, or $0.05 per share.

On October 29, 2009, the Company received a return of 382,500 shares from a service provider which was issued in error. These shares were returned to the Company treasury (see Note 11 Stockholders’ deficit).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage and our relationship with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”).  At November 9, 2009, although our accounts receivable were approximately $553,000 and our operating revenues are insufficient to fund our operations.  Consequently, our unaudited September 30, 2009 financial statements contain, in footnote 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (See Item 1, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  However, we owe Trafalgar an aggregate of approximately $3,200,000, the repayment of which is secured by all our existing and after-acquired assets, and which indebtedness currently is in default and was accelerated by Trafalgar on July 7, 2009, and in our December 18, 2008 Credit Agreement with Trafalgar we agreed, among other things, not to issue any additional common stock without its prior written consent and not to incur any new indebtedness or to acquire the assets, business or stock of any company.  In April 2009 we commenced a legal action which seeks a declaratory judgment that the Trafalgar indebtedness violates the usury laws of the State of Florida, whose laws govern the documents, by calling for interest to be paid at a greater rate than is allowed by applicable law, and that due to their usurious nature Trafalgar may not enforce these negative covenants or any other terms of the loan documents.  Accordingly, we are seeking additional financing.

In November 2009 we were served with the Complaint Trafalgar filed on October 30, 2009 in the United States District Court for the Southern District of Florida, against us, our two subsidiaries and Robert Chance, our CEO.  Trafalgar’s complaint seeks repayment of the amounts we allegedly owe under these same agreements, plus interest and attorneys fees, and foreclosure on all of our assets (we had pledged such assets as collateral pursuant to the terms of the Security Agreement we executed in connection with such agreements).  The Complaint also alleges that we fraudulently induced Trafalgar to extend to us the approximately $3 million in total financing we received.  Our April 2009 complaint was filed in the same Court and alleges that the agreements under which Trafalgar had extended financing to us, and under which it now is suing us, are unenforceable.  We believe Trafalgar’s allegations are without merit.  We intend to mount a vigorous defense and move the Court to consolidate these two actions.  (For further information about these pending litigations, see PART II- Item 1, Legal Proceedings.)

Business development:

National Automation Services, Inc. is a Nevada corporation which, through subsidiaries based in Nevada and Arizona designs, produces, installs and, to a significantly lesser extent, services specialized mechanical and electronic automation systems built to operate and control machinery and processes with a minimum of human intervention.  Historically, we have performed our work on projects located in the Southwestern United States.  Our business plan envisions internal growth combined with expansion through selected acquisitions designed to expand our footprint both geographically into additional states and commercially by increasing our work for industrial, as opposed to municipal, end-users.

Financial Information

The following tables set forth for the periods indicated presented selected historical statements of operations data. The information contained in the tables below should be read in conjunction with the “Liquidity and Capital Resources,” “Financial Commitments” and “Critical Accounting Policies and Estimates” sections included in this management’s discussion and analysis, as well as the consolidated financial statements and notes thereto included in Item 1 of this registration statement.

Results of Operations

A.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,
	(unaudited)
	2009	2008	% Change
Revenue	$846,099	$1,011,572	(16)%
Cost of revenue	721,726	450,373	60%
Total gross profit	124,373	561,199	(78)%

Operating expenses:
Selling, general and administrative expenses	317,008	108,964	191%
Consulting fees	282,364	684,068	59%
Professional fees and related expenses	41,950	1,171,635	(96)%

Operating loss	(516,949)	(1,403,468)	(63)%
Interest expense, net	255,759	272,849	(6)%
Provision for income taxes	14,950	―	100%
Net loss	$(787,658)	$(1,676,317)	(53)%

Operating Loss; Net Loss

For the quarter ended September 30, 2009, compared to the comparable quarter in fiscal 2008, we suffered a decrease in revenues of $(165,473), or (16)%, while our cost of revenue increased $271,353, or 60% (which decreased our gross profit by $(436,826), or (78)%, to $124,373). However, our operating loss decreased by $(886,519), or (63)%, to $(516,949) and our net loss decreased by $(888,659), or (53)%, to $(787,608).  As discussed below, we attribute these losses to the following:  the $271,353 or 60% increase in our cost of revenue, i.e. direct costs; the 191% increase $208,044 in our selling, general administrative expenses resulting from our increase in salaries for our employees, our accounting fees for the audit of our 2008 financial statements and legal and accounting fees for preparation of amendment number one to our registration statement on Form S-1 which we filed on May 11, 2009, our Form 10 filing and subsequent amendment. However, our quarterly comparison was helped by the fact that in the quarter ended September 30, 2009 we reduced professional fees by $(1,129,685), or (96)%.

Revenue.  For the quarter ended September 30, 2009, our consolidated revenue decreased by $(165,473), or (16)%, to $846,099. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2008 backlog of $2,572,760.

Cost of Revenue; Gross Profit.  Our gross profit decreased by $(436,826) or (78)%. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  On our lower revenue resulting from our inability to secure new business and the down-turn of the economy, consolidated cost of revenue increased by $271,353, or 60%, due principally to (1) the cost of goods purchased for installation in the control panel jobs comprising work in process and (2) higher manufacturing labor costs which did not exist in the comparative 2008 period and arose during the third and fourth quarters of 2008 when we hired three (3) new employees.  In July 2009 we addressed the labor cost issue and eliminated an aggregate of $150,000 in annual salary and benefits by terminating four (4) employees at our Henderson, Nevada facility.  Effective as of July 30, 2009, we implemented a cash conservation program including a 20% non-executive employee salary reduction.

Operating Expenses

Although consolidated operating expenses for the third quarter of 2009 decreased by $(1,323,345), or (67)%, to $641,322, we had an operating loss of $(516,949), compared to the third quarter 2008 operating expenses of $1,964,667 and operating loss of $(1,403,468).  The $(886,519) decrease in our operating loss is principally due to the $(1,129,685), or (96)%, decrease in professional fees.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $208,044, or 191%, to $317,008, because of the payroll expense attributable to our late 2008 hiring of two employees in our corporate staff in the areas of accounting, human resources and marketing, principally in an attempt at better centralization and to support our public company status. Effective as of July 30, 2009, we implemented a cash conservation program including a 20% employee and 50% executive salary reduction.

Consulting fees.  Our consulting fees, which are attributable to investor relation services, decreased by $401,704, or (59)%, to $282,364 as we continued the campaign we began in 2008 to promote the awareness of our company and its business, products and services since we ceased being a public “shell” company and became an operating company upon the closing of our October 2, 2007, acquisition of ISS.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, the corporate, operations, and acquisitions advisory services rendered by one individual, Gianpiero Balestrieri, and stock-based compensation to Management.  These costs decreased by $(1,129,685), or (96)%, to $41,950, principally because we paid no stock-based compensation to Management.  We did incur expenses for the legal and accounting work needed to respond to the comments of the SEC and to prepare amendment number one (filed in May 2009) to our registration statement on Form S-1 which we filed in December 2008, the filing of our registration statement Form 10, the amended Form 10, as well as the monthly amortization ($50,788 through July 31, 2009 and $20,000 thereafter through December 31, 2009) of the costs associated with Mr. Balestrieri’s services as incurred in January 2009.

Interest Expense, Net.  Interest expense, net decreased by $(17,090), or (6)%, to $255,759, and is primarily attributable to the interest expense on our secured debt to Trafalgar, including the non-cash accretion of debt discounts $104,488 under our loan and credit agreements with Trafalgar.  At September 30, 2009, we owed Trafalgar an aggregate of $2,665,427 net of discount of $439,971, including $758,398, net outstanding under our December 2008 secured revolving note all of our secured indebtedness to Trafalgar now is in default.

B.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 200 8

Summary of Consolidated Results of Operations

	Nine Months Ended September 30, (unaudited)
	2009	2008	% Change
Revenue	$3,084,735	$2,275,197	36%
Cost of revenue	2,750,799	1,058,006	160%
Total gross profit	333,936	767,191	(56)%

Operating expenses:
Selling, general and administrative expenses	1,268,142	676,339	88%
Consulting fees	580,592	887,060	(35)%
Professional fees and related expenses	558,194	2,874,778	(81)%

Operating loss	(2,072,992)	(3,670,986)	(44)%
Interest expense, net	803,600	262,053	207%
Provision of income taxes	14,950	―	100%
Net loss	$(2,891,542)	$(3,933,039)	(26)%

Operating Loss; Net Loss

For the nine months ended September 30, 2009, compared to the comparable period in 2008 we had a 36% increase in revenue of $809,538, but a disproportionately higher 160% increase in our cost of revenue of $1,692,793.  Consequently, our gross profit decreased by $(433,255), or (56)%, to $333,936.  However, our operating loss decreased by $(1,597,994), or (44)%, to $(2,072,992).  As discussed below, we attribute our operating and net losses to the following:  The $1,692,793 or 160% increase in our cost of revenue, i.e., direct costs; the $591,803 or 88% increase in selling, general and administrative expenses; $(2,316,584) decrease in stock based compensation to management and in professional fees for the 2009 services of Mr. Balestrieri and  in legal and accounting fees for the preparation of our registration statement on Forms S-1 and Form 10 and the amendments thereto; and the $541,547 increase (207%) in interest expense, net to $803,600 due to our outstanding secured indebtedness to Trafalgar of $2,665,427 net of discount of $439,971, which, as noted above, now is in default.

Revenue.  For the nine months ended September 30, 2009, our consolidated revenue increased by $809,538, or 36%, to $3,084,735.  This increased principally was due to an increase in (1) the number of new jobs we received and commenced, and (2) work performed on existing jobs included in our December 31, 2008 backlog of $2,572,760.

Cost of Revenue; Gross Profit.  Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  Our consolidated 2009 cost of revenue increased by $1,692,793, or 160%, primarily due to direct costs incurred on our higher revenue.  Principally as a result of the higher manufacturing labor costs which arose during the third and fourth quarters in 2008 when we hired three (3) new employees, the 82% increase in our cost of revenue was disproportionately greater than the 36% increase in our revenue over the comparable 2008 period.  In July 2009 we addressed the labor cost issue and eliminated an aggregate of $150,000 in annual salary and benefits by terminating four (4) employees at our Henderson, Nevada facility.  Effective as of July 30, 2009, we also implemented a cash conservation program through a 20% non-executive employee salary reduction and a 50% executive salary reduction (we have paid such cash reductions in shares of our common stock).

Operating Expenses

Although our consolidated operating expenses for the nine months ended September 30, 2009 and 2008 decreased by $(2,031,249), or (46)%, to $2,406,928, we had an operating loss of $(2,072,992), compared to nine months ended September 30, 2008 operating expenses of $4,438,177 and an operating loss of $(3,670,986).  The $(1,597,994) decrease in our operating loss is principally due to the $(2,316,584), or (81)%, decrease in professional fees.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $591,802, or 88%, to $1,268,142, because of increased rent expense and increased payroll expense attributable to our hiring in late 2008 of five employees in our corporate staff late in the areas of accounting, human resources and marketing, principally in an attempt at better centralization and to support our public company status.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(306,468), or (35)%, to $580,592, as we continued the campaign we began in 2008 to promote the awareness of our Company and its business, products and services since we ceased being a public “shell” company and became an operating company upon the closing of our October 2, 2007, acquisition of ISS. We reduced the amount of consultants to streamline the process of operating as a public company.

Professional Fees and Related Expenses.  Professional fees, which principally represent costs for legal and accounting fees and expenses, stock-based compensation to Management and corporate, operations, and acquisitions advisory services rendered by one individual, Gianpiero Balestrieri, decreased by $2,316,584, or (81)%, to $558,194, we paid no stock based compensation to Management.  In January 2009 we issued to Mr. Balestrieri 2,000,000 shares (which we valued at $240,000 based on the $0.12 closing market price of our common stock on January 19, 2009, the day we authorized such issuance) in consideration of all corporate, operational and acquisitions advisory services to be rendered by him for 2009 and thereafter, i.e. we are not obligated to pay him any additional compensation for his services to us after that date. We have capitalized $240,000 in expenses, to be amortized at a rate of $20,000 per month, over the 2009 fiscal year.  The amount of his 2009 share grant was based on a mutual determination that (a) the value thereof represented a reasonable cost to NAS to retain the services of an executive with Mr. Balestrieri’s experience at times when NAS did not have available an equivalent amount of cash, and (b) such shares would provide sufficient incentive to Mr. Balestrieri.  (He has worked for us since July 2008 without a written agreement and received only shares for his services, and he has brought approximately 18 years of executive experience in budgets creating and executing corporate and growth strategies, both internal growth and growth by strategic acquisition, obtained through his prior employment as an executive with General Electric, Optiglobe and Bechtel.)  We also incurred expenses for legal and accounting work needed to respond to the comments of the SEC staff and to prepare amendment number one (filed in May 2009, and withdrawn in June 2009) to our registration statement on Form S-1 which we originally filed in December 2008, including the audit of our financial statements for the fiscal year ended December 31, 2008 which we needed to include in such amendment and the filing of our registration Form 10 and subsequent amendment.

Interest Expense, Net.  Interest expense, net increased by $541,547, or 207%, to $803,600, and is primarily attributable to the interest expense on our secured debt to Trafalgar; including the non-cash accretion of debt discounts $361,732 under our loan and credit agreements with Trafalgar.  At September 30, 2009, we owed Trafalgar an aggregate of $2,665,427 net of discount of $439,971, including $758,398, net outstanding under our December 2008 secured revolving note; as noted above, all of our secured indebtedness to Trafalgar now is in default.

Liquidity and Capital Resources

The economic downturn has recently had a severe effect on us.  Although for the nine months ended September 30, 2009, our accounts receivable were $539,456, an increase of $28,604, or 6%, due to an increase in revenue, compared to December 31, 2008, at September 30, 2009 our cash on hand was $0.  In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work (our receivables are now being paid within 90 to 120 days, compared to payments within 45 days during 2008).  Accordingly, since June 30, 2009 we imposed a temporary 20% salary reduction on our employees and a 50% salary reduction on our senior management (we have paid such cash reductions in shares of our common stock).

We intend to try to improve our cash and cash flow from operations by encouraging faster payments, and if necessary granting discounts for prompt payment, of our receivables while simultaneously delaying payments to our vendors.  We also hope to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase our visibility and the awareness of our company, and our products and services.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices. Such centralization in a single location also would provide greater corporate control of pricing while relieving local office engineers and other personnel of those responsibilities and enabling them to devote all of their time to operational activities.

During 2008 we obtained our liquidity principally from approximately $3,200,000 principal amount of borrowings from Trafalgar, including a $1,000,000 revolving credit facility we obtained on December 19, 2008.  Thereafter, however, we still needed substantial additional capital to finance our business activities on an ongoing basis, as our revenue was insufficient to fund our operations.  As all of our assets already are pledged to Trafalgar as collateral for our outstanding indebtedness, and Trafalgar recently issued a notice of default and acceleration, we cannot obtain any asset-based financing or unsecured debt financing.  Therefore, since April 1, 2009 we have sought additional equity private placement financing from non-institutional investors, and at November 6, 2009, we had raised approximately $922,200 in cash, notwithstanding that in the December 2008 Credit Agreement we agreed, among other things, not to sell any common stock without the prior written consent of Trafalgar.  As indicated above, we believe such Credit Agreement and our agreements made therein are unenforceable.  See also Item 2, Legal Proceedings, below.

Also during 2008, we borrowed funds from three directors, two of whom we have yet to pay back.  We originally entered into these agreements with the anticipation of paying them back in a very short term.  As of April 1, 2009, the Company amended the two outstanding related party loan agreements to reduce the high interest rates (estimated at 12.3% per month) to a 10% annual interest rate. On September 11, 2009, the Company borrowed from an executive officer of the Company $10,000 with 10% annual interest as of September 30, 2009 the debt remains outstanding.

We are seeking additional financing.  In October 2009 a market-maker filed an application to have our common stock listed on the OTC Bulletin Board.  We believe an OTC Bulletin Board listing would make it easier for us to raise capital from institutional investors and others. However, we cannot give any assurance if or when such application will be approved, and we do not have any commitments or arrangements to obtain any additional equity capital.  There can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the nine months ended September 30, 2009 and 2008 (rounded)

Our total cash and cash equivalents decreased by $23,500, or 100%, to $0 for the nine months ended September 30, 2009, compared to $23,500 for the nine months ended September 30, 2008. Our cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
Net cash (used) by operating activities	$(1,207,000)	$(916,500)
Net cash (used) by investing activities	(14,700)	(5,300)
Net cash provided by financing activities	1,113,200	897,000

Operating Activities

Our total cash (used) by operating activities increased by $290,500, or 32% to $(1,207,000) for the nine months ended September 30, 2009, compared to $(916,500) for the nine months ended September 30, 2008. The increase is primarily due to an increase in accounts payable and accrued liabilities and a decrease in the amount of our inventory in the nine months ended September 30, 2009.

Investing Activities

Our total cash (used) by investing activities increased by $9,400, or 177% to $(14,700) for the nine months ended September 30, 2009, compared to $(5,300) for the nine months ended September 30, 2008. The increase is due to the purchase of property and equipment.

Financing Activities

Our total cash provided for financing activities increased by $216,200, or 24%, to $1,113,200 for the nine months ended September 30, 2009, compared to $897,000 for the nine months ended September 30, 2008. The increase is primarily due to the proceeds from sale of our stock in the current nine month period ending September 30, 2009.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, for payroll, and related employment expenditures (i.e. benefits). The remaining cash is used for debt service and to remain current with any SEC filings that are required

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements and which we discussed above in this Item 2. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

Concentrations of Credit and Business Risk

Financial instruments that are potentially subject to a concentration of business risk consist of accounts receivable. The majority of accounts receivable and all contract work in progress are from clients in various industries and locations. Most contracts require milestone payments as the projects progress. We generally do not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs.

Allowance for Doubtful Accounts

As required by the Allowance for Doubtful Accounts Topic of FASB ASC, the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

We estimate our accounts receivable risks to provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of the way in which we conduct business largely in the areas of contracts. Accounts receivable includes the accrual of work in process for project contracts and field service revenue. We recognize that there is a potential of not being paid in a 12 month period. Our evaluation includes the length of time receivables are past due, adverse situations that may affect a contract’s scope to be paid, and prevailing economic conditions. We assess each and every customer to conclude whether or not remaining balances outstanding need to be placed into allowance and then re-evaluated for write-off. We review all accounts to ensure that all efforts have been exhausted before noting that a customer will not pay for services rendered. The evaluation is inherently subjective and estimates may be revised as more information becomes available.

Revenue Recognition

As required by the Revenue Recognition Topic of FASB ASC, the Company is required to use predetermined contract methods in determining the current value for revenue.

Project Contracts We recognize contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared with total estimated contract. We work with different types of services, such as Industrial Automation and Control and Automation Manufacturing. Our gross profit margin is calculated from the total revenue less the project hardware and labor used on the contract.

Service Contracts We have the potential to enter into a service related contract, after the completion of the project contract and placement of product. We also perform service related work for customers which need the Company’s expertise in areas of automation controls. We recognize service revenue as service is performed. Our gross profit margin for service revenue is calculated from the total service revenue less the service labor used on the service job.

Stock-Based Compensation

As required by the Stock-based Compensation Topic of FASB ASC, transactions in which the Company exchanges its equity instruments for goods or services is accounted for using authoritative guidance for stock based compensation. This guidance also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of those equity instruments.

If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company’s financial statements as it’s a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

If shares are issued for services to be performed over a period by a vendor, we capitalize the value paid and amortize the expense in association with services actually rendered.

Shares issued to employees are expensed upon issuance.

Income Taxes

As required by the Income Tax Topic of FASB ASC, income taxes are provided for using the liability method of accounting in accordance with the new codification standards. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President/Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President/Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As noted in our Form 10/A-2 report filed with the SEC on October 28, 2009, the Company had indicated restated financials to correct internal control issues. As of the current quarterly filing, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our financial statements;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

provide reasonable assurance that transactions pertaining to stock issuances are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that the stock issuances are being made only in accordance with authorizations of management and the Board of Directors.

Under the supervision and with the participation of our management, and our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2009 and believe that we had a material weakness in our internal controls. The Company is correcting the internal control issues which presented in our registration statement as noted that the Company had to “restate” 2 periods of financial information. The Company has implemented controls as a result of the documentation surrounding our restatements by analyzing our financials, reviewing disclosure requirements by the SEC and providing for management, detailed schedules and documentation which will mitigate our risk in the area of our internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our restatements and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a defendant in any legal proceeding or governmental proceeding nor are we currently aware of any pending legal proceeding or governmental proceeding proposed to be initiated against us and there are no proceedings in which any of our current directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us, except as set forth below.

On April 23, 2009, we filed a complaint against Trafalgar Capital Specialized Investment Fund, FIS and Trafalgar Capital Sarl (collectively, “Trafalgar”) in the United States District Court, Southern District of Florida (the “Court”).  Our complaint seeks a declaratory judgment that the secured loans we entered into with Trafalgar in July 2008 and December 2008 violate the usury laws of the State of Florida, whose laws govern the loan documents, by calling for interest to be paid at a greater rate of interest than is allowed by applicable law, and that due to their usurious nature the loan documents are not enforceable by Trafalgar.  We also are seeking compensation for the damages we have suffered, the return of all payments we made under those loan documents, the return of all pledged collateral and the release of the security interest we granted in our assets, double the interest we paid, attorneys’ fees and punitive damages.  We are also asking the Court to order that Trafalgar be precluded from enforcing its rights under our March 2008 loan documents until it has made the payments described above regarding the usurious July and December 2008 loans.  Furthermore, in the alternative, we have alleged that Trafalgar breached our December 2008 Credit Agreement by, among other things, conducting daily sweeps of the monies deposited into the lockbox, representing the proceeds of our accounts receivable, and we also are seeking compensatory damages and attorneys’ fee.

Trafalgar, which is a defendant in another usury case filed by an unrelated party in the same Court, has refused to allow its counsel in that litigation to accept service of process in our proceeding. Therefore, we would have had to effectuate service of process on Trafalgar pursuant to international conventions since it is a foreign entity, and we intended to do so when we had sufficient cash and cash flow, but inasmuch as Trafalgar filed the complaint described below against us on October 30, 2009 in the same Court, we intend to move to consolidate these two proceedings.

In November 2009 we were served with the complaint Trafalgar filed on October 30, 2009 in the Court against us, our two subsidiaries and Robert Chance, our CEO.  Trafalgar’s Complaint seeks repayment of the amounts we allegedly owe under the subject loan and other credit agreements we enter into, plus interest and attorneys fees, and foreclosure on all of our assets (we had pledged such assets as collateral pursuant to the terms of the Security Agreement we executed in connection with such agreements).  The Complaint also alleges that we fraudulently induced Trafalgar to extend to us the approximately $3 million in total financing we received.

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were `unenforceable.  We believe Trafalgar’s allegations are without merit.  We intend to mount a vigorous defense and move the Court to consolidate these two actions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all transactions involving our sales during the period covered by this report of our securities that were not registered under the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

On July 1, 2009, we issued to one individual 250,000 shares of common stock in consideration of $25,000 in cash, or $0.10 per share.

On July 3, 2009, we issued to 26 of our employees an aggregate of 779,163 shares of common stock as salary compensation valued at $77,916 based on the closing market price of our common stock on that day of $0.10 per share (including shares to our Management, as follows:  Robert Chance: 80,000 shares; Jody Hanley: 80,000 shares; David Marlow: 80,000 shares; Manuel Ruiz: 80,000 shares and Brandon Spiker: 80,769 shares).

On July 16, 2009, we authorized the issuance to Jeremy Briggs (our vice president and principal accounting officer) of 350,000 shares of common stock valued at $17,500, or $0.05 per share, for services rendered; the shares were issued on July 17, 2009.

On September 10, 2009, we issued to eight individuals an aggregate of 3,389,000 shares of common stock in consideration of $165,000 in cash, or $0.05 per share.

On September 15, 2009, we issued to David Gronski and Mary Margrave 6,750 and 60,000 shares of common stock, respectively, valued at $0.12 per share, or $810 and $7,200, respectively, for services rendered as a finder’s fee. In October 2009 these persons agreed to return their shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 2, 2009, we authorized to three individuals an aggregate of 137,400 shares of common stock in consideration for $6,700 in cash, or $0.05 per share.

On October 2, 2009, the Company issued 5,000 shares of restricted common stock valued at $650 for services to the Company. The Company valued for services rendered in the amount of $0.13 per share. In October 2009 these persons agreed to return their shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 5, 2009, the Company issued to one individual 60,000 shares of common stock in consideration for $3,000 in cash, or $0.05 per share.

On October 5, 2009, the Company issued 3,000 shares of restricted common stock valued at $330 for services to the Company. The Company valued for services rendered in the amount of $0.11 per share. In October 2009 these persons agreed to return their shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 27, 2009, the Company issued 750,000 shares of common stock valued at $0.11 per share based upon fair market value on October 23, 2009. The Company issued the shares for services per consulting agreement with Selective Consulting. Per the consulting agreement Selective Consulting is to provide financial services to the Company.

On October 27, 2009, the Company issued to 4 individuals an aggregate of 447,500 shares of common stock in consideration for $21,500 in cash, or $0.05 per share

Except as stated above, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 5.  Other Information

 On November 16, 2009, National Automation Services, Inc. issued a press release reporting its 3rd quarter results and other information for NAS. A copy of this press release is attached to this Report on Form 10-Q as Exhibit 99.1.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated November 16, 2009

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES, INC.

(Registrant)

Date:

November 16, 2009

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive and Financial Officer)

By:     /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: Chief Accounting Officer