Form 10-Q/A
period 2009-09-30
National Automation Services Inc
filed 2010-01-04
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of 1/4/2010
Common Stock, $0.001 par value	90,081,416

EXPLANATORY NOTE

The sole purpose of this amendment to our Form 10-Q for September 30, 2009 is to update the second paragraph in Item 4T. Controls and Procedures and clarify the value for stock for the first and last issuances in October described in Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

Under the supervision and with the participation of our management, including our President/Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, we concluded that, as of the end of the period covered by this report, we have a material weakness in our disclosure controls, and therefore we have been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As noted in our Form 10/A-2 report filed with the SEC on October 28, 2009, the Company had indicated restated financials to correct internal control issues. As of the current quarterly filing, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting.

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

On October 2, 2009, we issued to three individuals an aggregate of 137,400 shares of common stock in consideration for $6,700 in cash, or $0.048 per share.

On October 2, 2009, we issued 5,000 shares of restricted common stock valued at $650 for services to the Company. The Company valued for services rendered in the amount of $0.13 per share. In October 2009, the recipient agreed to return the shares for cancellation after we advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 5, 2009, the Company issued to one individual 60,000 shares of common stock in consideration for $3,000 in cash, or $0.05 per share.

On October 5, 2009, we issued 3,000 shares of common stock valued at $330, or $0.11 per share, for services rendered; and thereafter, in October 2009, the recipient agreed to return the shares for cancellation after we advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 27, 2009, the Company issued 750,000 shares of common stock valued at $0.11 per share based upon fair market value on October 23, 2009. The Company issued the shares for services per consulting agreement with Selective Consulting. Per the consulting agreement Selective Consulting is to provide financial services to the Company.

On October 27, 2009, the Company issued to 4 individuals an aggregate of 447,500 shares of common stock in consideration for $21,500 in cash, or $0.048 per share

Except as stated above, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.

(Registrant)

Date:

January 4, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive and Financial Officer)

By:     /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: Chief Accounting Officer

4