Form 10-Q/A
period 2009-09-30
National Automation Services Inc
filed 2010-02-01
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 29, 2010
Common Stock, $0.001 par value	92,181,416

EXPLANATORY NOTE

The sole purpose of this amendment to our Form 10-Q for September 30, 2009 is to clarify the issuance of stock in our subsequent events footnote in Item 1. Financial Statements – Note 12 Subsequent Events stock issued on October 2 and October 5, 2009, and in Item 2. Unregistered Sale of Equity Securities and Use of Proceeds - to amend the stock issuances on July 3 and 16, 2009.

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

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Subsequent Events

In satisfaction of the stock payable noted on September 30, 2009, the Company issued to three individuals an aggregate of 137,400 shares of common stock in consideration for $6,700 in cash, or $0.05 per share. The shares were issued on October 2, 2009.

On October 2, 2009, the Company issued 5,000 shares of restricted common stock valued at $650 for services to the Company. The Company valued for services rendered in the amount of $0.13 per share. In October 2009 the recipient agreed to return their shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

In satisfaction of the stock payable noted on September 30, 2009, the Company issued to one individual 60,000 shares of common stock in consideration for $3,000 in cash, or $0.05 per share. The shares were issued on October 5, 2009.

On October 5, 2009, the Company issued 3,000 shares of restricted common stock valued at $330 for services to the Company. The Company valued for services rendered in the amount of $0.11 per share. In October 2009 the recipient agreed to return their shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

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

On October 27, 2009, the Company issued to four individuals an aggregate of 447,500 shares of common stock in consideration for $21,500 in cash, or $0.05 per share.

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

On July 3, 2009, we issued to 26 of our employees an aggregate of 779,163 shares of common stock as salary compensation valued at $77,916 based on the closing market price of our common stock on that day of $0.10 per share (including shares to our Management, as follows:  Robert Chance: 80,000 shares; Jody Hanley: 80,000 shares; David Marlow: 80,000 shares; Manuel Ruiz: 80,000 shares; Brandon Spiker: 80,769 shares, and Jeremy Briggs: 26,154 shares (which shares Mr. Briggs gifted to immediate family members)).

On July 16, 2009, we authorized the issuance to Jeremy Briggs (our vice president and principal accounting officer) of 350,000 shares of common stock valued at $17,500, or $0.05 per share, in lieu of a salary increase; the shares were issued on July 17, 2009.

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

On October 5, 2009, we issued to one individual 60,000 shares of common stock in consideration for $3,000 in cash, or $0.05 per share.

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

On October 27, 2009, the Company issued to four individuals an aggregate of 447,500 shares of common stock in consideration for $21,500 in cash, or $0.048 per share.

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

January 29, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive and Financial Officer)

By:     /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: Chief Accounting Officer