Form 10-Q/A
period 2009-09-30
National Automation Services Inc
filed 2010-02-23
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

702-487-6274

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 23, 2010
Common Stock, $0.001 par value	93,611,416

EXPLANATORY NOTE

The sole purpose of this amendment to our Form 10-Q for September 30, 2009 is to amend our exhibits filed herewith. Based on our registration statement Form 10, the Company has updated its principal financial officer. We therefore have refilled the additional exhibits to this amended 10-Q to comply with the filing requirements.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.

(Registrant)

Date:

February 23, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: Chief  Accounting Officer

(Principal Financial Officer)

3