Form 10-Q/A
period 2009-09-30
National Automation Services Inc
filed 2010-03-03
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 4)

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 3, 2010
Common Stock, $0.001 par value	93,611,416

EXPLANATORY NOTE

The purpose of this amendment to our Form 10-Q for September 30, 2009 is to re-file our Form 10-Q in its entirety based on the title change of our Chief Accounting Officer as also our Principal Financial Officer in our registration statement Form 10. We therefore have refilled the entire Form 10-Q and exhibits to this amended 10-Q to comply with the filing requirements.

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

B.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

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

Item 1.  Legal Proceedings

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

On July 16, 2009, we authorized the issuance to Jeremy Briggs (our vice president, principal financial officer and chief accounting officer) of 350,000 shares of common stock valued at $17,500, or $0.05 per share, in lieu of a salary increase; the shares were issued on July 17, 2009.

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

Item 5.  Other Information

 On November 16, 2009, National Automation Services, Inc. issued a press release reporting its 3rd quarter results and other information for NAS. A copy of this press release is attached to this Report our amended Form 10-Q as Exhibit 99.1.

Item 6.  Exhibits

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

March 3, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: Chief Accounting Officer

(Principal Financial Officer)