Form 10-K
period 2009-12-31
National Automation Services Inc
filed 2010-04-15
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

National Automation Services, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

2470 Saint Rose Parkway Ste 314, Henderson NV 89074		702-487-6274
(Address number principal executive offices)		(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.    Yes ☐   No ☑

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The market value of the voting stock held by non-affiliates as of June 30, 2009 is $48,458 based on 48,458,076 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one thousandth ($0.001) per share.

As of April 12, 2010, the Registrant had 95,667,315 shares of common stock outstanding.

Documents incorporated by reference: None

Table of Contents

PART I

3

ITEM 1:

BUSINESS

3

ITEM 1A:

RISK FACTORS

12

ITEM 1B:

UNRESOLVED STAFF COMMENTS

19

ITEM 2:

PROPERTIES

19

ITEM 3:

LEGAL PROCEEDINGS

20

ITEM 4:

[RESERVED]

21

PART II

22

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  22

ITEM 6:

SELECTED FINANCIAL DATA

23

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION      24

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

33

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

36

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE    64

ITEM 9A:

 CONTROLS AND PROCEDURES

64

ITEM 9B:

 OTHER INFORMATION

64

PART III

65

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

65

ITEM 11:

EXECUTIVE COMPENSATION

67

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  69

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

70

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

73

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

74

SIGNATURES

78

PART I

FORWARD LOOKING STATEMENTS

Forward-looking statements include the information concerning National Automation Services’  possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “may,” “will,” or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this report. You should understand that many important factors, in addition to those discussed elsewhere in this report, and could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, increases in materials, labor, demand for services, our ability to implement our growth strategy, our fixed obligations, and our dependence on the market demand for automation and control services.

ITEM 1:

BUSINESS

Business Development, History and Organization

Overview

National Automation Services, Inc. (“NAS”) is a Nevada corporation which, through subsidiaries based in Nevada and Arizona designs, produces, installs and, to a significantly lesser extent, services specialized mechanical and electronic automation systems built to operate and control machinery and processes with a minimum of human intervention.  Historically, we have performed our work on projects located in the Southwestern United States.  (We first entered this business in October 2007 through our reverse merger with Intuitive System Solutions, Inc., as described below.)  In fiscal 2009 and 2008, approximately 65% and 81% respectively, of our revenues have been derived from the sale of our automation control systems and control panels for use by municipalities in operating their water reservoirs and waste water treatment facilities, a field in which we have developed considerable expertise, although we also have sold our products for industrial applications primarily in mining and manufacturing.  We typically are hired by one of the electrical sub-contractors working on the particular project.

Our business plan envisions internal growth combined with expansion through selected acquisitions designed to expand our footprint both geographically into additional states and commercially by increasing our work for industrial, as opposed to municipal, end-users.  For example, in December 2007 we expanded from our base in Nevada into Arizona as a result of our acquisition of Intecon, Inc.

Our executive offices are located at 2470 St. Rose Parkway Suite 314, Henderson, Nevada 89074, and our telephone number at that location is (702) 487-6274. Our corporate website is www.nasautomation.com; however, the information contained on, or that can be accessed through, that website is not a part of this annual report.

Our common stock is currently quoted on the Pink Sheets under the symbol “NASV.PK”. It is our desire to have our common stock approved for quotation on the Over-The-Counter Bulletin Board, and we currently have our application into Financial Industry Regulatory Authority (“FINRA”) for approval.

Organizational History

We were originally incorporated on January 27, 1997 in Nevada under the name E-Biz Solutions, Inc., and on March 27, 1998, we changed our name to Jaws Technologies, Inc.  On July 7, 2000, we reincorporated in Delaware, and on September 29, 2000 we changed our name to Jawz Inc.  On March 6, 2007, we filed with the Securities and Exchange Commission (“SEC”) a Form 15-12G voluntarily terminating the registration of our common stock and our reporting obligations under federal securities laws.  On June 13, 2007, we changed our name to Ponderosa Lumber, Inc.  As Ponderosa Lumber, Inc., we were a public “shell” company with nominal assets and no operations, and our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity.  On June 25, 2007, we reincorporated as a Colorado corporation under the name Timeshare Rescue, Inc. On October 2, 2007, we changed our name to National Automation Services, Inc. in connection with our reverse merger with an operating entity named Intuitive System Solutions, Inc., as described below.  On December 28, 2007, we reincorporated as a Nevada corporation under the name National Automation Services, Inc.

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Resolve Default on Outstanding Secured Indebtedness to Trafalgar.

We have incurred approximately $3,500,000 (including interest) in indebtedness to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), the repayment of which is secured by the first priority security interest and lien we granted to Trafalgar in all of our existing and after acquired personal property, including the stock of our two operating subsidiaries.  Our obligations are guaranteed by our CEO, Robert W. Chance but he does not have the resources to fulfill such guaranty in the event his is required to do so.  On July 7, 2009 Trafalgar sent us a notice of default stating we have violated the terms of our debt agreements by failing to make certain payments when due and breaching certain covenants, and it accelerated the due date of all of our outstanding indebtedness.  We do not have the cash or other resources to repay Trafalgar.  Therefore, Trafalgar could seek to enforce its security interest and execute upon our assets, which if successful could cause us to curtail or cease our operations.  We have had and expect to continue to have discussions with Trafalgar to amicably resolve our default as well as our pending litigation against Trafalgar seeking (1) a declaratory judgment that Trafalgar’s debt agreements are null and void because the effective interest rates charged to us violate the criminal usury provisions of the State of Florida, whose laws govern, and (2) damages.  Nonetheless, if Trafalgar were to initiate judicial foreclosure on the collateral we intend to seek a restraining order preventing Trafalgar from exercising any rights it has as a secured creditor until after the conclusion of our pending litigation.  We cannot give any assurance that our attempts to obtain judicial relief will be successful, in default of which there would be a material adverse effect on us and our business, prospects and viability if Trafalgar were to foreclose (for more information, see Item 1A, Risk Factors – Notice of Default on and Acceleration of our Outstanding Secured Indebtedness; All Assets Pledged as Collateral Security; Possibility of Foreclosure and Item 3, Legal Proceedings).

Raise Substantial Additional Capital.

We currently have a severe cash shortage, and our operating revenues are insufficient to fund our operations.  Consequently, our audited financial statements contain, in footnote 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (see Item 8, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  Accordingly, we intend to seek additional financing.  However, our assets already are pledged to Trafalgar as collateral for our outstanding (including interest) indebtedness and Trafalgar has issued a notice of default and accelerated our indebtedness, so we cannot expect to obtain any asset-based financing or unsecured debt financing.  Therefore, we would be seeking additional equity financing.  We have recently entered into an agreement to obtain equity financing (see Item 7, Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months for additional information), however there can be no assurance that the additional financing we sought under the agreement would be available without certain objectives to be performed by the Company. If the Company cannot fulfill the requirements set forth in the agreement, the Company cannot guarantee its success to provide adequate funding.  Any additional funding sought would likely result in a material and substantial dilution of the equity interests of our current shareholders and could potentially, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects.  (See also Item 1A, Risk Factors – Continuation as Going Concern; We Need Substantial Additional Capital; and Operating Losses, Layoffs and Cutbacks.)

Improve Existing Operations.

Our operating results have been unsatisfactory.  We had a working capital deficit of $(4,798,238) at December 31, 2009. We also have experienced recurring losses.  Although in each of the following periods our revenues have increased over the corresponding period in the prior year, for the fiscal year end December 31, 2009, we had an operating loss of $(3,125,188), and a net loss of $(4,887,646); and for the year ended December 31, 2008, we had an operating loss of $(5,742,018) and a net loss of $(6,181,424).  In addition, as a result of insufficient cash flow (our receivables are now being paid within 60 to 90 days, compared to payments within 45 days during 2008), we were forced to lay-off 50% of our operations staff and impose a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management, and at April 12, 2010 our cash on hand, most of which was obtained from recent private placements of our common stock, was negligible $14,700.

We intend to try to improve cash flow from operations.  We hope to increase our revenue by increasing our visibility and the awareness of our company, and our products and services, by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices. Such centralization in a single location also would provide greater corporate control of pricing while relieving local office engineers and other personnel of those responsibilities and enabling them to devote all of their time to operational activities.

Effect Strategic Acquisitions.

We intend to expand our operations into other markets in the continental United States and to reduce our concentration in municipal water management/waste water treatment by acquiring select small to medium sized privately-held automation companies which principally perform work for industrial applications.

We use the following principal criteria to evaluate acquisition opportunities:

•

Established business with a proven operating track record. We seek established businesses with strong financial performance, positive operating results, established or growing contract backlogs, and/or the potential for positive operating cash flow. We consider the experience and skill of management and whether other talented personnel exist within the company or the local market.

•

Opportunity for growth of our industrial business: We look for businesses with an established base of industrial end users, to provide us an opportunity to increase our diversification outside of the water treatment/wastewater jobs which we have had such a large concentration of our business in the past.

•

Opportunity to expand into new geographical markets: We seek businesses that have an established presence in local metropolitan markets in which we have no presence and which preferably are near our existing regional footprint.  We also examine the likelihood of the target being able to obtain water treatment/wastewater jobs based on our existing expertise, as well as our ability to obtain new business in our pre-existing markets by promoting the target company’s industry-specific experience and expertise.

The criteria identified above are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. Accordingly, we may enter into a business combination that does not meet any or all of these criteria if we believe that it has the potential to create significant stockholder value.

We intend to effect our acquisitions by structuring the transaction to require us to pay the purchase price principally by issuing shares of our common stock to the owners of the target company.  If cash is required, we intend to use cash on hand and, if our cash resources are insufficient, either to draw down on our existing, or to seek to obtain new, credit facilities or to raise cash in private offerings of debt or equity securities.  However, as a result of the notice of default and acceleration we received on July 7, 2009 from Trafalgar, currently we are unable to draw down any additional money from our revolving credit facility with Trafalgar, and we cannot obtain any new asset-based financing unless and until we resolve such default.   In addition, in our December 2008 Credit Agreement with Trafalgar, among other things we agreed that we would not issue additional common stock without Trafalgar’s prior written consent, and that we would not incur additional indebtedness or acquire all or any substantial part of the assets, business or stock of any business while we owed money to Trafalgar.  We have advised Trafalgar that we believe such Agreement is not enforceable by Trafalgar, and we have filed a lawsuit against Trafalgar, as described below in Item 8, Legal Proceedings.  We have had and expect to continue discussions with Trafalgar seeking to amicably resolve our default as well as our pending litigation against Trafalgar seeking (1) to declare its credit agreements null and void because the effective interest rates charged to us violate the criminal usury provisions of the State of Florida, whose laws govern, and (2) damages.  However, if Trafalgar does initiate judicial foreclosure on our assets we intend to seek a restraining order against it preventing it from exercising any rights it has as a secured creditor until after the conclusion of our pending litigation.  We cannot give any assurance that our attempts to obtain judicial relief will be successful, in default of which there would be a material adverse effect on us and our business, prospects and viability if Trafalgar were to foreclose on our assets.  For more information about this pending litigation, (see Item 3, Legal Proceedings and also Item 1A, Risk Factors - Notice of Default on and Acceleration of our Outstanding Secured Indebtedness; All Assets Pledged as Collateral Security; Possibility of Foreclosure; and We Need Substantial Additional Capital.)

Director Qualifications and Board of Directors Role

Our Company’s Board of Director qualifications, to date, have been members of the ownership of our Company. As owners of the Company who now sit on the board, their fundamental role has been to guide the Company’s success in its current operations, to oversee the management and executive levels of the Company and to ensure that the Company complies with the rules and regulations of a public or traded company. Management has traditionally had a broad discretion to adjust the application and allocation of our cash and other resources as they are also a part of the ownership and Board of Directors team. With the effective status of our registration statement, the Company has started implementing “key” business concepts and fundamental strategies in order to further “separate” the Board functions from those of management. Our primary goal is to have our Corporate Governance rules and regulations implemented to start these strategies. The Board of Directors role in the next six to twelve months will move from its existing blend of management and direct dependence on ownership to one of independence set forth in our Governance as noted on our website and other disclosed documentation. These principals will also adhere to the Company’s code of conduct (ethics) which is also noted on the Company’s website and exhibited hereto on this annual filing.

Acquisitions Effected

Intuitive System Solutions, Inc.

To implement our desire to discontinue our status as a public “shell”, on October 2, 2007, we acquired 100% of the outstanding capital stock of Intuitive System Solutions, Inc. (“ISS”), a Nevada corporation headquartered in Henderson, Nevada, which was formed on April 30, 2001 and engages in the business of designing, producing, installing specialized mechanical and electric automation systems built to operate and control machinery and processes with a minimum of human interaction.  To acquire ISS we issued an aggregate of 39,999,999 shares of our common stock, which shares represented approximately 99.6% of our outstanding common stock on a fully diluted basis.  (For accounting purposes this acquisition has been treated as a reverse merger, with ISS as the acquirer; and therefore our historical financial statements prior to October 2, 2007 are those of ISS.)  Accordingly, pursuant to the Stock Purchase and Plan of Reorganization Agreement among us, ISS, Messrs. Jody R. Hanley (“Hanley”), Robert W. Chance (“Chance”) and Manuel Ruiz (“Ruiz”) (collectively, the “ISS Owners”), TBeck Capital, Inc. (“TBeck”), a Florida corporation, and 3 JP Inc., a California corporation, we issued to the ISS Owners an aggregate of 21,999,999 “restricted” shares of our common stock as follows:  Hanley: 7,333,333 shares; Chance: 7,333,333 shares; and Ruiz: 7,333,333 shares.  Messrs. Chance, Ruiz and Hanley, who now control our Board of Directors and are our senior Management, also executed a lockup agreement in which each agreed not to sell any of the 7,333,333 shares he received in that transaction for two years, other than in a private sales transaction approved in advance by Ronald Williams (the President of T-Beck, who died in March 2009) or Joseph Pardo, the President of 3 JP.  After the closing, we relocated our executive offices to the offices of ISS in Henderson, Nevada.

In addition, we issued to T-Beck and its designees an aggregate 18,000,000 shares because T-Beck (1) was the owner, in escrow, of 1,126,745 shares of ISS common stock issued in consideration for T-Beck having paid to ISS an aggregate of $506,000 in cash and agreeing verbally to pay to ISS after the closing an additional $244,000 in cash to be used for working capital, and (2) allegedly paid the $250,000 required to effectuate the transaction.  (T-Beck never executed a promissory note to memorialize this future funding obligation, and it never paid us or ISS the promised $244,000.)  In addition, T-Beck and its President Ronald Williams had advised ISS and Messrs. Chance, Hanley and Ruiz that being acquired by NAS, despite its deregistration of its securities under the Securities Exchange Act of 1934, as amended (“Exchange Act”), would be the best route to take ISS public while also providing financing to ISS. Of these 18,000,000 shares, 4,000,000 were “restricted” shares and were issued as follows:  3 JP Inc. – 1,975,000 shares; Stingray Investments, Inc. – 1,975,000 shares; and Hoss Capital – 50,000 shares; and 14,000,000 were “free trading” shares issued pursuant to an opinion of counsel relying upon the exemptions from registration available under Rule 504 under the Securities Act of 1933, as amended, and under the securities laws of the State of Texas, as follows: T-Beck – 2,000,000 shares; Victoria Financial Consultants, LLC – 2,000,000 shares; Warren Street Investments, Inc. – 1,000,000 shares; BGW Enterprises, Inc. – 1,898,147 shares; Blake Williams – 1,101,853 shares; South Bay Capital, Inc. – 3,000,000 shares; and Michelle Rice – 3,000,000 shares.  We now believe that Stingray Investments, T-Beck and Warren Street Investments were affiliates of Ronald Williams (Ronald Williams was the President of T-Beck, and he died in March 2009); BGW Enterprises and Victoria Financial Consultants were affiliates of Blake Williams, the adult son of Ronald Williams; and South Bay Capital was an affiliate of 3 JP, and that both were affiliates of Joseph Pardo.  Accordingly, Ronald Williams, Blake Williams and Joseph Pardo all may be deemed to have become promoters as of the closing of the ISS reverse merger (see Item 13, Certain Relationships and Related Transactions, and Director Independence – Promoters and Certain Control Persons).

After giving effect to the ISS transaction, we had issued and outstanding 40,125,181 shares of common stock, which were owned as follows:  Messrs. Hanley, Chance and Ruiz owned 21,999,999 shares, representing approximately 54.8%, or 7,333,333 shares each, representing approximately 18.3% each; T-Beck and its designees owned 18,000,000 shares, representing approximately 44.9% (including (a) 4,975,000 shares, representing approximately 12.4%, owned by persons we now believe were affiliates of Joseph Pardo, (b) 4,975,000 shares, representing approximately 12.4%, owned by T-Beck and other persons we now believe were affiliates of Ronald Williams and (c) 4,000,000 shares, representing approximately 10%, owned by Blake Williams and persons we now believe were his affiliates); and the public owned 125,082 shares, representing approximately 0.3%.

Intecon, Inc.

On December 26, 2007, we acquired 100% of the outstanding capital stock of Intecon, Inc. (“Intecon”), an Arizona corporation headquartered in Tempe, Arizona, which conducts an automation control systems business similar to ours except that Intecon specializes in water management/wastewater treatment projects awarded by municipalities.  Pursuant to a Stock Purchase Agreement among us, Brandon A. Spiker (“Spiker”), David Marlow (“Marlow”) and Frank Brown (“Brown”), we issued an aggregate of 300,000 “restricted” shares of our common stock (valued at $42,000), and paid an aggregate of $300,000 in cash when we paid the unsecured 60-day, 5% Promissory Notes we issued at the closing to the sellers, as follows: Spiker: 120,000 shares and a $120,000 Note; Marlow: 90,000 shares and a $90,000 Note; and Brown: 90,000 shares and a $90,000 Note.  In addition, we agreed to pay up to $150,000 (we actually paid $250,000) of Intecon’s outstanding indebtedness the repayment of which had been guaranteed by Spiker and Marlow.  On March 25, 2008, as part of the overall Intecon acquisition, we issued an additional 1,500,000 “restricted” shares of common stock, valued as of the December 26, 2007 acquisition date at $210,000, to each of Messrs. Spiker and Marlow as a retention bonus in consideration for him entering into an employment agreement with Intecon expiring on December 31, 2010.  (For more information about such employment agreements, see Item 11, Executive Compensation.)

Our Business

Principal Services

General

As described above, through subsidiaries we have acquired beginning in October 2007, we design, produce and install and, to a lesser extent, service mechanical and electronic automation systems built to operate and control machinery and processes with a minimum of human intervention. Our systems can also provide precise data acquisition capabilities that permit the end user to monitor its operations. We provide our automation control systems services principally in Arizona, Utah, and Nevada.  Typically we are hired by one of the contractors or electrical sub-contractors working on the project because we submitted the lowest bid, but in some cases we obtain work through a contract negotiation.

In both 2009 and 2008, we derived approximately 65% and 81%, respectively of our revenues from the sale of our automated control systems or components for use by municipalities in operating their water reservoirs and waste water treatment facilities, a field in which we have developed considerable expertise.  The balance of our revenue comes from customers primarily in mining and manufacturing.  We also have been retained to provide automated control systems or components for use in industrial applications such as oil and gas refining and distribution, food and beverage production, metals processing, and tire manufacturing, among others. We provide ongoing support services, including staff training, plant operations support and network management, web-based plant monitoring, software revisions and upgrades, system maintenance services, and system emergency support, although in each of fiscal 2009 and fiscal 2008, our revenues from performing these services accounted for approximately 5% our revenues.

Our project services, such as system or instrumentation design; software development, infrastructure development, system simulation and testing, and system startup are specifically tailored to the unique requirements of each contract we obtain. At the outset of a typical job, we develop detailed task descriptions and checklists to define project requirements and provide engineers and support personnel with an accurate basis for planning. We implement an internal quality control program which is directed toward compliance with technical, local, state and federal design, construction, safety, and environmental codes. Project requirements and approval milestones are specifically determined and discussed with the hiring contractor and, where possible, the project owner so that they may be incorporated into the system plan from the outset. Once project expectations are determined, our engineers design a customized automation control system, using industry-standard design tools such as Microsoft Visual Studio, Promis-E, and AutoCAD.

When the system design is complete, our equipment specialists implement the plan, which may include installing new equipment and systems, electronics and controls upgrades, rebuilding existing machinery or other existing equipment, and process upgrades and improvements. We design and program the supervisory controls and data acquisition (“SCADA”) interface, which can consist of one or more of the following components:

•

The Programmable Logic Controller (“PLC”), which is an industrial grade computer that can act as a supervisory system or as a sub-controller to the supervisory system.  It gathers data on the operation of the particular process and sends commands to the field control devices (such as valves and pumps).  PLCs are designed to process digital data from multiple input and output sources while withstanding extended temperature ranges, electrical noise, vibration and impact.

•

The Human-Machine Interface (“HMI”), the apparatus which presents, on a computer screen depicting the equipment and devices being controlled, process data to the human operator who monitors and controls the process.  We create intuitive, easy to use machine interfaces designed to minimize human error and provide clear alarms and other information that ease troubleshooting if problems do arise.

•

The Remote Terminal Unit (“RTU”), which is a computer-controlled electronic device that can send digital data to a PLC or supervisory system and also manipulate physical processes based on either HMI input or data provided by sensors or a PLC. RTUs can be designed to wirelessly transfer data using a system of radio telemetry or when a hard-wired RTU is impractical.

In our Underwriters Laboratories (“UL”) certified control panel fabrication facility in Henderson, Nevada, we design and produce, according to electrical and other specifications issued by UL, the control panels that connect and operate the SCADA interface network.  We are equipped to manufacture a variety of control panels, including UL-508 standard control panels, which can be built either to the specifications of our end user or based on an application-specific design created by our engineers. Virtually every panel we produce is custom-designed for the field functions it is to control, and it is rare to have two identical panels from project to project and end user to end user. These panels may be incorporated into system design projects for which our services have been retained, or on occasion we may sell them to original equipment manufacturer (“OEM”) clients who then will incorporate our panels into the manufacture of their own systems and products.

A Typical Project – From Concept to Operational Control Panels

We are working on a project for the Clark County Water Reclamation District (“CCWRD”), Nevada area of Las Vegas, which has reclamation facilities to be used for water treatment in Las Vegas, Nevada.  The facilities were implemented to reclaim used water and clean it in such cases as to not only satisfy the EPA standards but also remove the impurities or the reclaimed water for other uses.  The CCWRD project hired a consulting engineering firm to manage the project, and that firm, through a general contractor, awarded a subcontract to us for the design and installation of the control panels and field instrumentation to be used to manage these water treatment systems.

Our first task in implementing the project was to assemble a project team.  The team consisted of a project manager, project engineer, field installation manager, and technicians.  The project team first developed field instrument specifications, control panel specifications, electrical loop drawings, and operations and maintenance manuals for the consulting engineering firm to review. Once approved, our procurement department sourced all the components required for the job.  Once the components were located and ordered, we began fabrication of the PLCs and control panels according to project drawings.  When the components are delivered and installed, we ship the completed control panels to the field. Our field installation manager coordinates the control panel installation with the other contractors working on the project: the field technicians install all components devices; the electrical contractor wires all PLCs, HMIs, and other components; and the technicians and project engineer conducts field calibrations and start-up.

Our project manager has overseen all phases of the project and attended project coordination meetings with the client and its contractors. Once the project is finished, these facilities can run 24 hours per day, seven days per week, with minimal human intervention.

Customers; Contracts; Concentration; Seasonality

Our customer base consists primarily of contractors and electrical subcontractors who have been awarded projects requiring the installation of automation controls systems. Our business depends principally on our being awarded projects by those contractors or subcontractors through a competitive bidding process, although a relatively small number of jobs are obtained through negotiation.  As for 2009 and 2008 approximately 65% and 81% respectively, of our projects have involved water reservoir management and waste water treatment facilities operated by municipalities, although we also have been retained by contractors and subcontractors to provide automated control systems or components for use in industrial applications.

Typically, the material terms of our fixed-price contracts are: (1) percentage of completion method, (2) invoicing terms, (3) deadlines for submittals, (4) wage rates and (5) start time.  For time and material contracts, our material terms involve:  (a) the start/end date and (b) price quotes for materials and percentage of labor allocated for the job.

Our business does not experience seasonal fluctuations.

Our Market

The automation/control industry in the United States has been approximated to exceed over $500 billion in revenues per year. The automation industry is segmented, consisting of automation control and system divisions in companies that expand over various markets (Aerospace, Robotics, Transportation, Process, Security, Automotive, etc.). We estimate, based on various external sources, the total automation/control market consists of over 21,000 publically and privately held companies operating both domestically and internationally.

Historically we have viewed and confined our marketplace, for the most part, to the Southwestern United States; specifically in Arizona and Nevada. The main industries served have been water/wastewater, mining, and light manufacturing.

We are also looking to provide automation into new vertical markets such as security, machine building, on Original Equipment Manufacturers (“OEM’s”), and Heating, Ventilating, and Air Conditioning (“HVAC”) industries. Since August of 2009 we have looked to California for organic growth in our current markets of water/wastewater, mining, and light manufacturing but also expanding into new markets available in California such as food processing, oil and gas, and automation of shipping ports. California has an abundant amount of OEM’s that can use our contract manufacturing skills and engineering know-how at the competitive rates of Arizona and Nevada. Additionally since 2001, the Security Industry Market has also been growing at our sea ports, airports, and on our borders, making this another market that is highly profitable allowing us to capitalize on industry demands.

Our focus in 2010 and beyond, will be to expand our market via inorganic growth mainly through Mergers and Acquisitions into other regions of the United States, solidifying our position as a leading System Integrator and becoming the provider of choice for a wider range of industries and territories served, allowing for the growth and sustainability in unpredictable market trends.

Competitive Business Conditions; Competitive Position; Methods of Competition

 Competition

The automation control industry is intensely competitive.  A few large automation control companies, such as Emerson Electric Company, Rockwell Automation, Inc. and Honeywell International, Inc., dominate the industry as they offer national as well as worldwide support for the corporate and government clients they serve. Many of our competitors have longer operating histories, and virtually all have greater name recognition, larger customer and end user bases and significantly greater financial, technical and sales and marketing resources than we do.  As noted above, 81% of our revenue is derived from water management/waste water treatment jobs awarded by municipalities in the Southwestern United States.  Our most significant competitor for this market niche is Fluid IQs Inc. (formerly known as Control Manufacturing Company), which is based in Napa, California, with regional offices in Arizona, Nevada, New York, Southern California and Utah, and is a subsidiary of Glenmore Global Solutions.  Fluid IQs, which has been in business for 28 years, states on its website that it is one of a very select number of certified system integrators listed by Control System Integrators (“CSIA”); certified member status with the CSIA is achieved by meeting stringent performance standards, as measured in an intensive audit process conducted by an independent third-party consulting firm, in general management, financial management, project management, quality management, technical management, human resources, and business development; and certified members are re-audited every three years to the current performance standards.

As discussed above, our contracts typically are awarded on a competitive bid basis. Unlike Fluid IQs, our company is not a certified systems integrator listed by CSIA, and we do not consider this to be a material competitive disadvantage. While our competitive position varies, we believe we are progressing to be a significant competitor in the markets we serve principally as a result of our design capabilities and the total equipment life cycle we provide, our ability to meet the delivery schedule, and also because of our reputation, experience and safety record.

Backlog

Our backlog represents contracts that we have started or have been awarded, but which have not been completed or signed, respectively, and it excludes the portion of orders already included in revenue on the basis of percentage of completion.  Our backlog as of December 31, 2009 and December 31, 2008 was $2,486,992 and $2,338,193, respectively. Our backlog generally runs off within 12 months from the date of contract signing.

Since projects take several months to complete, we generally show a large backlog of work as new projects begin. As the projects are completed, backlog is realized.  During fiscal 2009, we had realized $1,753,645 (75%) of the backlog existing at December 31, 2008; and at fiscal 2008, we realized $2,058,208 (80%) of the backlog existing at December 31, 2007. A small portion of unrealized backlog reflects project contracts that involve extended or ongoing service that will be realized when the service is provided or completed.

Raw Materials and Components

We do not purchase any raw materials. We do purchase components used to manufacture our control panels, on an as-needed basis after we are retained for a project and after we assess the components that will be needed for that particular project.

We order components from third-party distributors and manufacturers, including General Electric, Rockwell Automation’s Allen-Bradley division, Siemens Energy & Automation, Schneider Electric’s Modicon division, Wonderware, Intellution and Walters Electric. These components are off-the-shelf items and are available from multiple sources, and our need for particular components depends on the requirements of a particular project; however, where we can do so we order components from those manufacturers and distributors who we believe will give us notice of new projects on which we would have an opportunity to a bid or otherwise obtain work.  We integrate these components into our control panels, using the software that is provided with these components or, where applicable, we program the software to operate within the specific SCADA interface we designed. We have a high concentration of purchases from a single supplier or limited numbers of suppliers in the automation industry; however, even if one of these suppliers was to go out of business we would be able to obtain supplies and materials from other vendors in such a manner as to be minimally affected.

Environmental Matters

We are subject to environmental regulation by federal, state and local authorities in the United States. Although we believe we are in substantial compliance with all applicable environmental laws, rules and regulations (“laws”), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue our control panel manufacturing activities.  At present, we are not involved in any material environmental matters and are not aware of any material environmental matters threatened against us.

Proprietary Rights

We do not own or license any patents or trademarks, and we have no immediate plans to do so. We have not filed, and do not intend to file, any application with any government agency for protection or registration of these rights. We rely upon a combination of nondisclosure and other contractual arrangements to protect our proprietary rights.

Distribution Methods of our Service

Sales, Marketing and Advertising

We typically get business by biding for projects, and in order to learn of the existence of contracts for which we might be interested in bidding we monitor the public forums where municipalities post the water management/waste water treatment projects for which they are seeking bids and where industrial projects are listed.

We usually must be pre-qualified by the municipality or company who is the end user.  When we find a suitable project we submit our pre-qualification packages and once our qualification have been established we submit our best price in bid form.

We also generate direct sales by utilizing our sales specialists to contact electrical contractors in a position to hire us for projects they have been awarded. Before qualifying a sales specialist, management in our local offices requires that such sales specialists have at least five years’ industry experience, proficient knowledge in controls and instrumentation in a variety of vertical markets such as water management/wastewater treatment and food and beverage production, a college degree and good communication skills.

We also seek and receive referrals of job opportunities from the automation hardware and software manufacturers and distributors whose products we purchase, including but not limited to Siemens Energy & Automation, General Electric, Rockwell Automation’s Allen-Bradley division, Schneider Electric’s Modicon division, Wonderware, Intellution and Walter Electric.

We currently advertise nationwide in automation controls systems trade journals and in local publications in Nevada and Arizona. We plan to advertise in national publications such as Control Engineering, Automation.com. WEFTEC, and Construction Notebook, which is a public bid repository publication, and to attend trade shows to increase our visibility and attract new customers.

We have also developed a “Brand Standards Manual” to help with the implementation and use of logos, letterhead and other products that seek to brand all our subsidiary companies under the name “National Automation Services, Inc.”.

Number of employees

As of December 31, 2009, we had 24 employees, all of which are full-time, including two electrical engineers, six control engineers, two estimating engineers, two sales engineers, three technicians, four project managers, and five support staff (accounting, office clerical, marketing).

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

ITEM 1A:

RISK FACTORS

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been specifically identified; however, at a minimum, our present and proposed business operations will be highly speculative, and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Risks Relating To Our Business

Notice of Default on and Acceleration of our Outstanding Secured Indebtedness; All Assets Pledged as Collateral Security; Possibility of Foreclosure.

In 2008, we entered into multiple loan and credit facility agreements with Trafalgar, under which we granted it a first priority security interest in all of our existing and after-acquired assets, including the stock of our two operating subsidiaries.  Although our obligations thereunder are guaranteed by Robert W. Chance, our chief executive officer, he does not have the resources to fulfill such guaranty in the event his is required to do so.  On July 7, 2009 Trafalgar sent us a notice of default and accelerated the current due of all of our outstanding indebtedness, which aggregated to approximately $3,500,000 (including interest).  We do not have the ability to repay Trafalgar. Therefore, Trafalgar could seek to execute upon our assets, which if successful could cause us to curtail or cease our operations.  We have had and expect to continue discussions with Trafalgar seeking to amicably resolve our default as well as our pending litigation against Trafalgar seeking (1) to declare its credit agreements null and void because the effective interest rates charged to us violate the criminal usury provisions of the State of Florida, whose laws govern, and (2) damages.  However, if Trafalgar does initiate judicial foreclosure we intend to seek a restraining order against it preventing it from exercising any rights it has as a secured creditor until after the conclusion of our pending litigation.  We cannot give any assurance that our attempts to obtain judicial relief will be successful, in default of which there would be a material adverse effect on us and our business, prospects and viability if Trafalgar were to foreclose on our assets.  (For further information, see Item 3, Legal Proceedings.)

Continuation as a Going Concern

Our auditors' report on our audited December 31, 2009 financial statements, and footnote 3 to such financial statements, reflect the fact that with the current economic environment extending collections of our receivables and our inability to obtain additional financing, it would be unlikely for us to continue as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to Trafalgar as collateral for our estimated current outstanding $3,500,000 (including interest) of indebtedness and in our December 18, 2008 Credit Agreement with Trafalgar (which we believe is unenforceable-see Item 3, Legal Proceedings) we agreed, among other things, not to sell additional common stock without Trafalgar’s prior written consent and not to incur additional indebtedness.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects.  As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products and services, by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices.  However, we can give no assurance that these plans and efforts will be successful.

We Need Substantial Additional Capital

We have experienced recurring net losses, including net losses of $(4,887,646) for the fiscal year ended December 31, 2009 and $(6,181,424) for the fiscal year ended December 31, 2008, and we had an accumulated deficit of $(12,959,894) at December 31, 2009.  Although at December 31, 2009, we had accounts receivable of $368,098, our receivables are being paid slower (60 to 90 days after invoice compared to 45 days in 2008) and currently we have a severe cash shortage, with approximately ($14,700) of cash on hand at April 12, 2010. Our operating revenues are insufficient to fund our operations.  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  Accordingly, we intend to seek additional financing following the filing of this registration statement.  However, our assets already are pledged to Trafalgar as collateral for our estimated current outstanding $3,500,000 (including interest) indebtedness and Trafalgar has issued a notice of default and accelerated our indebtedness, so we cannot expect to obtain any asset-based financing or unsecured debt financing, and in our December 18, 2008 Credit Agreement with Trafalgar which we believe is unenforceable (see Item 3, Legal Proceedings). We agreed, among other things, not to sell additional common stock without Trafalgar’s prior written consent and not to incur additional indebtedness.  Nonetheless, because we believe such Agreement is not enforceable, therefore we would be seeking additional equity financing.  We have recently entered into an agreement to obtain equity financing (see Item 7, Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months for additional information), however there can be no assurance that the additional financing we sought under the agreement would be available without certain objectives to be performed by the Company. If the Company cannot fulfill the requirements set forth in the agreement, the Company cannot guarantee its success to provide adequate funding.  Any additional funding sought would likely result in a material and substantial dilution of the equity interests of our current shareholders and could potentially, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects. (see also Item 8, Financial Statements and Supplementary Data).

Operating Losses, Layoffs and Cutbacks

There can be no assurance that we will achieve profitability in the near term, over the long term, or ever.  Although in each of the following periods our revenues have increased over the corresponding period in the prior year we cannot give any assurance that our revenues will continue to do so. For the fiscal year ended December 31, 2009, we had an operating loss of $(3,125,188) and a net loss of $(4,887,646); for the year ended December 31, 2008, we had an operating loss of $(5,742,018) and a net loss of $(6,181,424).  In addition, as a result of insufficient cash flow (our receivables are now being paid within 60 to 90 days, compared to payments within 45 days during 2008), we were forced to lay-off 50% of our operations staff and impose a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management, although we have paid such cash reductions in shares of our common stock through July 3, 2009, we still owe from July 3, 2009 through the date of this filing. As of April 12, 2010 our cash on hand was only approximately $14,700.  Our business and growth strategies may never be successful, and we may never be profitable.

Fluctuations in Operating Results

We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:

•

Timely payment of our accounts receivable;

•

Our ability to obtain new business;

•

Our ability to generate significantly greater revenues than we have been able to generate to date, and to have revenues in such amount as to be able to satisfy our  operational overhead, which now is not being met;

•

Our ability to reduce selling, general and administrative cash expenses,

particularly payroll compensation, by issuing stock to alleviate cash constraints, especially considering that our planned expansion by acquisition of other companies will result in increases in operating expenses, including, without limitation, as a result of the employment contracts we seek to enter into with the former owners of these companies;

•

The cost of components used for the production of control panels; and

•

The cost of attracting and hiring qualified employees.

Risks of Expansion by Acquisition

Our business strategy depends in large part on our ability to identify and acquire suitable companies, to expand our current expertise into the markets of our acquired companies, and to capitalize on the expertise of these companies to obtain new business in our current markets.  Delays or failures in acquiring new companies would materially and adversely affect our planned growth.

The success of this proposed strategy will depend on numerous factors, some of which are beyond our control, including the following:

•

securing any required approvals from our lender(s) and others;

•

our ability to effectively integrate an acquired company, including its information systems and personnel;

•

our ability to retain the services of the key employees of the acquired company;

•

availability of additional qualified operating personnel;

•

necessary or unavoidable increases in wages, or unanticipated operating costs;

•

the possibility of unforeseen events affecting the region particularly in which an acquired company operates;

•

adverse effects on existing business relationships resulting from the performance of an acquired company; and

•

diversion of management’s attention from operating our business.

The acquisition transactions may also result in the following:

•

issuance of additional stock that would further dilute our current stockholders’ percentage ownership;

•

incurring debt;

•

assumption of unknown or contingent liabilities; or

•

negative effects on reported operating results from acquisition-related charges and

•

amortization of acquired technology, goodwill and other intangibles.

Therefore, our business strategy may not have the desired result, and notwithstanding effecting numerous acquisitions we still may be unable to achieve profitability or, if profitability should be achieved, to sustain it.

Impairment of Goodwill and/or Intangible Assets May Occur

Goodwill resulting from our acquisitions of other companies and other intangible assets represent a significant portion of our assets. As of December 31, 2009 and December 31, 2008, we had goodwill and other identifiable intangible assets of $36,034 and $367,530, respectively. We review these assets for impairment at least annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If we were to determine that a significant impairment in value of our goodwill or unamortized intangible assets had occurred, we would be required to write off a substantial portion of such assets, which would negatively affect our results of operations and financial condition, and it could adversely impact our stock price.

Management of Growth

Our strategy anticipates significant growth in the diversity of our operations and in our business, which would place demands on our management and our limited financial and other resources.  To manage any such growth, we would be required to attract and train additional qualified managerial, engineering, technical, marketing and financial personnel. If we are unable to effectively manage any such growth, our business, operating results and financial condition could be materially adversely affected.

Dependence on Qualified Professionals

Our business depends on our ability to hire and retain engineers and technicians with highly specialized skills and experience. Many engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment.  Our success also depends in large part upon our ability to attract and retain qualified management, marketing and sales personnel.  We compete for all such personnel with other automation companies.  There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

Backlog Not Indicative of Future Results

Our backlog consists of contracts that we have received but not yet signed or started, and projects we have started but which have not been completed. We cannot guarantee the revenue projected in our backlog will be realized, or if realized, that it will generate profits.

Contractors, subcontractors or end users may cancel or delay a project for reasons beyond our control. The majority of our contracts allow for a cancellation under certain terms and conditions. In the event of a project cancellation, we generally would be reimbursed for our costs, but typically we would have no contractual right to the total revenue expected from any such project as reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. The current credit and economic environment could significantly impact the financial condition of some end users, resulting in greater risk of delay or cancellation of projects. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition would be adversely affected.

Collection Uncertainties on Accounts Receivable

We are paid as the work we perform on a project progresses toward completion. The current credit and economic environment has significantly impacted the ability of our contractors to pay amounts due to us, or the ability of end users to pay our contractors, in a timely manner. Although we have had nominal increases in our reserve for doubtful accounts, payments of our accounts receivable have slowed, and our collections currently are averaging 60 to 90 days after billing, compared to 45 days in fiscal 2008. Additionally, on a majority of our jobs we are required to advance the funds to purchase components or other materials prior to our receipt of an interim progress payment. If we do so, and the project is terminated or our contract is cancelled, we may have difficulty recovering those expenditures from our contractor, subcontractor, or end user. If a contractor, subcontractor or end user becomes insolvent or files for bankruptcy protection, the amount recoverable may be less than the amount owed to us, in which case the project could generate a loss instead of a gross profit for us.  To try to minimize these collection risks, when we receive a contract we place a lien against the project in order to obtain collateral security for the payments of our receivables; however, we might not have a first priority position, and the value of the collateral could be insufficient to satisfy all lien creditors, which would limit the amount of our recovery.  Although on most of the jobs we receive our contractors or subcontractors are required to post a bond to secure the payments to which we become entitled as a result of the services we perform, there can be no assurance that we will be able to collect from the bonding company.

Fixed-Price Contracts

Approximately 95% of our revenues, including larger engineered systems projects, are performed under fixed-price contracts.  We are responsible for all cost overruns, other than those resulting from customer-approved change orders and certain force majeure (natural disaster) situations. Our actual costs may exceed, and gross profit realized may be less than, the estimates derived from our contract prices, for various reasons, including, for example, errors in estimates or bidding; changes in availability and cost of labor and component parts; and reduced productivity. These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses. Depending on the size of a project, variations from estimated contract performance could have a significant negative impact on our operating results and our financial condition.

The following table represents the amounts of our revenues which are generated by each of fixed-price and time and materials contacts, and the percentage of our revenues attributable to these contract types:

	Year Ended December
	2009		2008
Project revenue (generally fixed price)	$ 3,544,893	95%	$ 2,938,231	95%
Service revenue (generally time and materials)	192,832	5%	166,988	5%
Total revenue	$ 3,737,725	100%	$ 3,105,219	100%

Typically, the material terms of our fixed-price contracts are: (1) percentage of completion method, (2) invoicing terms, (3) deadlines for submittals, (4) wage rates and (5) start time.  For time and material contracts, our material terms involve:  (a) the start/end date and (b) price quotes for materials and percentage of labor allocated for the job.

Revenue from Contracts Realized over Several Months

Our revenues are substantially derived from significant contracts that typically are performed over periods of two to four quarters. As a result, our revenue and cash flow may fluctuate significantly from quarter to quarter, depending upon our ability to replace existing contracts with new orders and the extent of the delays, if any, which we may encounter in performing our contacts.

Liability for Product Warranties

We typically warrant the workmanship and materials used in the equipment and systems we manufacture and install. Failure of the system or equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts or equipment, or service or monetary reimbursement to the end user. To the extent we are unable to make a corresponding warranty claim against the manufacturer of the subject component or software we purchased and installed.

Competition

We face a variety of competitive challenges from other automation companies, many of whom have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can.

Contracts for our products and services are generally awarded on a competitive basis. Historically, our markets have been very competitive in terms of the number of suppliers providing alternative products and technologies. The most important factors considered by our customers in awarding contracts include price, the availability and capabilities of our equipment, our ability to meet the project schedule, our reputation and name recognition, our experience and our safety record. If our competitors can overshadow us in these respects, or possess industry certifications (such as a “control system integrator” as awarded by the CSIA, a certification we do not have) we may be at a disadvantage when bidding on a project, and our operating results could suffer.

Control by Management; Anti-Takeover Considerations

Our company is effectively controlled by Management, specifically Messrs. Robert W. Chance, Jody R. Hanley, Manuel Ruiz, Brandon Spiker, David Marlow, and Jeremy Briggs (“Management”), who collectively own approximately 38% (as of December 31, 2009) of our outstanding common stock.  While we intend to pursue our business strategy as set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, issue additional shares of capital stock and generally to direct our affairs and the use of all funds available to us.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our current stockholders.  Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Dependence on Management

Our success is dependent upon the active participation of our Management.  We have entered into employment agreements (i) with Messrs. Chance, Hanley and Ruiz, for an initial two-year term which expired February 14, 2009, and such agreements now are in their successive automatic one-year renewal periods, and each employee may elect not to renew his contract on notice given to us at least 30 days before the renewal date, and (ii) with Messrs. Spiker and Marlow which expire on December 31, 2010.  In addition, we do not maintain any "key man" insurance on any of their lives.  In the event we should lose the services of any of their people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

Dependence on Leases of Space and Manufacturing Equipment and Space

We lease from Jody Hanley, one of our executive officers and the owner of approximately 10% (as of April 12, 2010) of our common stock, on a month-to-month basis a substantial amount of the equipment we use and require to manufacture our control panels.  Under our lease with Mr. Hanley, as the lessee we are obligated to maintain the leased equipment and repair it in the event of a malfunction. As a result of these lease terms, we could decide it would be more cost-effective to purchase comparable equipment or to lease newer or different equipment from another lessor, possibly at a higher price, which might result in a substantial cash investment, or increased ongoing obligations which would increase our operating expenses.  Also, it is possible that companies acquired in the future will lease a portion of the equipment used in their operations, which leases may be month-to-month, or may contain limited or no renewal options or escalating or fair market renewal clauses.  If we do not have sufficient cash on hand to maintain, repair and/or purchase the manufacturing equipment we need, our operations and prospects could suffer a materially and adversely.

All of our offices and other facilities now are, and hereafter likely will be, leased from third parties. These leases are for fixed terms or month-to-month, and the fixed term leases contain limited renewal options with escalating or fair market renewal clauses. There can be no assurance that these leases can be continued or renewed or, if they are renewed, that the renewals can be obtained at lease rates that permit our facilities to be operated at a profit. Relocation of these facilities would likely be costly, and such expenses could limit our profitability.

Dependence on Third-Party Suppliers

Our manufacturing processes require that we buy a high volume of components from third party suppliers. Our reliance on these suppliers involves certain risks, including:

•

The cost of these items might increase, for reasons such as inflation and increases in the price of the precious metals, if any, or other internal parts used to make   such items, which could cause our costs to complete a job to exceed the estimate we used to create our bid;

•

Poor quality could adversely affect the reliability and reputation of our control panels; and

•

A shortage of components could adversely affect our manufacturing efficiencies and delivery capabilities, which could prevent us from obtaining, or hinder our ability to obtain, new business, which could jeopardize our ability to comply with the requirements of our contracts.

Any of these uncertainties also could adversely affect our business reputation and otherwise impair our profitability and ability to compete.

Sensitivity to Economic and Other Trends in the Southwestern United States

Our operations will be limited by the conditions and trends in the areas in which we operate, and currently we only conduct business in the southwestern United Sates, particularly in Nevada, Arizona, and Utah.  As a result, we are particularly susceptible to adverse trends and economic conditions in this area, including its economic and labor markets. In addition, because we purchase components from suppliers located throughout the United States, other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, hurricanes, fires or other natural disasters, as well as general economic trends and credit conditions, could have a material adverse effect on our business and operations.

Risks Related to Our Industry in General

Exposure to Product and Professional Liability Claims

In the ordinary course of our business, we may be subject to product and professional liability claims alleging that products we sold or services we provided failed or had adverse effects. We maintain liability insurance at a level which we believe to be adequate. A successful claim in excess of the policy limits of the liability insurance could materially adversely affect our business. As a user of products manufactured by others, we believe we may have recourse against the manufacturer in the event of a product liability claim. There can be no assurance, however, that recourse against a manufacturer would be successful, or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.

Government Regulation - Environmental Cleanup Costs

In our control panel fabrication operations, we generate and manage hazardous wastes. These include: waste solvents; waste paint; waste oil; wash-down wastes; and sandblasting wastes. We take appropriate steps to identify and address environmental issues before acquiring manufacturing space or facilities and to use industry-accepted operating and disposal practices regarding the management and disposal of hazardous wastes. Nevertheless, we or others may have released hazardous materials on such properties or in other locations where hazardous wastes have been taken for disposal. We may be required by federal, state or local environmental laws to remove hazardous wastes or to remediate sites where they have been released. We could also be subjected to civil and criminal penalties for violations of those laws. Our costs to comply with these laws may adversely affect our earnings.

ITEM 1B:

UNRESOLVED STAFF COMMENTS

None.

ITEM 2:

PROPERTIES

Effective January 21, 2009, we entered into an operating lease for machinery and equipment located in Henderson, Nevada, with Jody Hanley, one of our executive officers, directors and principal shareholders, on a month-to-month basis for $600 per month.  We use this equipment, which accounts for approximately 40% of our manufacturing equipment in our ISS division and which we are responsible for maintaining and insuring, to make our control panels, and we have first refusal rights to purchase it in the event Mr. Hanley elects to sell it.  In the event Mr. Hanley were to terminate this lease by giving us the required 60 days notice, in order to continue to be able to conduct our control panel manufacturing operations we would have to purchase or lease comparable equipment (which we believe is available from multiple sources), and if we were unable to do so we would have to cease such manufacturing, which would have a material adverse effect on our business.  Any such required purchase also could have a material adverse effect on our financial condition.

We do not own any real property.  We lease all our space either on a month-to-month basis or pursuant to written operating lease agreements.

Since January 1, 2004, our ISS subsidiary has leased approximately 3,500 square feet of office space located in Henderson, Nevada, from a non-related third party for $3,100 per month.  The Company restructured the lease to reflect a month-to-month lease on January 1, 2007.

Since January 2006 our Intecon subsidiary has occupied a leased 9,176 square feet of office and warehousing space located in Tempe, Arizona, from a non-related third party, under which the remaining payment obligations are as follows:

Period		Estimated Annual Rent
1/1/2010 -	12/31/2010	$ 89,374
1/1/2011 -	4/30/2011	37,622

Provided we are not then in default, we have two options to renew the lease on the same terms for a term of 36 or 60 months at market rate, on written notice given at least 90 days prior to, but no earlier than 180 days before, expiration.  The Company’s obligations have been personally guaranteed by David Marlow and Brandon Spiker, the former owners and officers of the Company.

On September 1, 2008, Intecon has also leased approximately 195 square feet of sales office space located in Tucson, Arizona, on a month-to-month basis from a non-related third party for $500 per month.

On February 10, 2009, we leased from a non-related third party our 1,600 square foot corporate offices located in Henderson, Nevada, for a term of three years commencing March 1, 2009 with a base annual rent of $31,620 with a 4% annual increase.  Our remaining payment obligations are as follows:

Period		Estimated Annual Rent
1/1/2010 -	3/31/2010	$ 8,220

On April 1, 2010, the Company amended the above operating lease agreement for our corporate offices located in Henderson, Nevada. The operating lease runs from April 1, 2010 for thirty-one months (31) to October 31, 2012 with a non-related third party with a base annual rent of $59,400 with no annual increase for (24) twenty four months after the 24 month period; the increase to rent is 4.63%. Future payments to office rent are:

Period		Estimated Annual Rent
4/1/2010 -	12/31/2010	$ 44,550
1/1/2011 -	12/31/2011	59,400
1/1/2012 -	10/31/2012	61,168

ITEM 3:

LEGAL PROCEEDINGS

We are a defendant in a legal proceeding with an adverse party which has a material interest adverse to us, as set forth below.

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

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were `unenforceable.  We believe Trafalgar’s allegations are without merit.  We intend to mount a vigorous defense and move the Court to consolidate these two actions.   The Court has entered a scheduling order setting the April

2009 action for a trial docket starting August 30, 2010, with calendar call on August 26, 2010. A discovery cutoff date is currently set for June 4, 2010. The parties plan to jointly request the Court amend the discovery and trial schedule for the April 2009 case so that NAS' claims and Trafalgar's claims proceed on the same discovery track.

See also Item 1A, Risk Factors - Notice of Default on and Acceleration of our Outstanding Secured Indebtedness; All Assets Pledged as Collateral Security; Possibility of Foreclosure.

ITEM 4:

[RESERVED]

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the Pink Sheets under the symbol “NASV.PK” since October 12, 2007. The quarterly high and low close information on the Pink Sheets of our common stock for each full quarterly period is as follows:

Fiscal Year Ending December 31, 2009:	High	Low
Fourth Quarter	$0.15	$0.06
Third Quarter	0.17	0.08
Second Quarter	0.20	0.13
First Quarter	0.19	0.09
Fiscal Year Ended December 31, 2008:	High	Low
Fourth Quarter	$0.10	$0.09
Third Quarter	0.24	0.21
Second Quarter	0.33	0.28
First Quarter	0.08	0.07

These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Sales of Unregistered Securities

The following is a summary of all transactions within the year involving our sales of our securities that were not disclosed under our registration statement Form 10 and our reviewed financials for the 3rd quarter as of November 16, 2009, for the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

2010

On January 6, 2010, the Company issued 220,000 shares of common stock to Eugene Ingles III valued at $0.045 per share based upon the conversion price under our convertible note dated November 10, 2009.

On January 6, 2010, the Company issued 880,000 shares of common stock to Eugene Ingles IV valued at $0.045 per share based upon the conversion price under our convertible note dated December 22, 2009.

On January 27, 2010, the Company issued 1,000,000 shares of common stock to Quality Stocks valued at $60,000 or $0.06 per share based on the fair market value on January 27, 2010, for services rendered per the consulting agreement dated January 27, 2010.

On February 9, 2010, the Company issued 700,000 shares of common stock to Harbour Capital valued at $42,000 or $0.06 per share based on the fair market value on February 9, 2010, for services rendered per our consulting agreement dated February 1, 2010.

On February 11, 2010, the Company issued to one individual 40,000 shares of common stock in consideration for $2,000 in cash, or $0.05 per share.

On February 15, 2010, the Company issued to one individual 690,000 shares of common stock in consideration for $30,000 in cash, or $0.043 per share.

On March 5, 2010, the Company issued to one individual 220,000 shares of common stock in consideration for $10,000 in cash, or $0.045 per share.

On March 8, 2010, the Company authorized to one individual 88,000 shares of common stock in consideration for $4,000 in cash, or $0.045 per share. The shares were issued on April 5, 2010.

On March 15, 2010, the Company issued to two individuals an aggregate of 220,110 shares of common stock in consideration for $10,000 in cash, or $0.045 per share.

On March 17, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 30, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On April 7, 2010, the Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share based on the commitment fee per our equity financing agreement dated April 7, 2010.

2009

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

On November 12, 2009, the Company issued to an individual 200,000 shares of common stock in consideration for $10,000 in cash, or $0.05 per share.

Except as stated above and also noted in our registration statement Form 10, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Holders

As of December 31, 2009, we had 90,081,416 shares of common stock issued and outstanding and approximately 395 shareholders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of our fiscal year ended December 31, 2009, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in the Stock-based Compensation Topic of FASB ASC.

ITEM 6:

SELECTED FINANCIAL DATA

National Automation Services, Inc. under regulation S-K qualifies as a small reporting company and is not required to provide information required by this item.

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Safe Harbor for Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Executive Overview

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage and our relationship with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”).  At April 12, 2010, although our accounts receivable were approximately $210,000, our cash on hand was approximately $14,700, and our operating revenues are insufficient to fund our operations.  Consequently, our audited December 31, 2009 financial statements contain, in footnote 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (See Item 8, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  However, we owe Trafalgar an aggregate to approximately $3,500,000 (including interest), the repayment of which is secured by all our existing and after-acquired assets, and which indebtedness currently is in default and was accelerated by Trafalgar on July 7, 2009, and in our December 18, 2008 Credit Agreement with Trafalgar we agreed, among other things, not to issue any additional common stock without its prior written consent and not to incur any new indebtedness or to acquire the assets, business or stock of any company.  (See Item 1A, Risk Factors - Notice of Default on and Acceleration of our Secured Indebtedness; All Assets Pledged as Collateral Security; Possibility of Foreclosure.)  In April 2009 we commenced a legal action which seeks a declaratory judgment that the Trafalgar indebtedness violates the usury laws of the State of Florida, whose laws govern the documents, by calling for interest to be paid at a greater rate than is allowed by applicable law, and that due to their usurious nature Trafalgar may not enforce these negative covenants or any other terms of the loan documents.  (For further information about this pending litigation see Item 3, Legal Proceedings.)  Accordingly, we are seeking additional financing.

Our Trafalgar debt transactions are summarized below:

March 26, 2008:  $1,500,000 Debenture.  On March 26, 2008, we entered into a securities purchase agreement pursuant to which we issued to Trafalgar our secured redeemable debenture in the principal amount of $1,500,000 due on September 26, 2010.  Due to a 15% principal redemption premium, the effective principal amount of the debt is $1,725,000.  This debenture bears interest at the rate of 10% per annum, compounded monthly, and is subject to mandatory monthly redemption payments, consisting of principal and interest, commencing after four months.  We paid Trafalgar the following cash fees: (i) a Legal and Documentation Review fee of $17,500, (ii) a Due Diligence fee of $15,000, (iii) a Commitment Fee of $75,000, being 5% of the debenture’s principal amount, and (iv) a Loan Commitment Fee of $30,000, being 2% of the debenture’s principal amount.  As an Equity Fee, we issued to Trafalgar a warrant (“Trafalgar Warrant”) to purchase 150,000 shares of our common stock at an exercise price of $0.001 per share, exercisable until March 19, 2013.  We also paid a $90,000 finder’s fee.  Accordingly, we received net cash proceeds of $1,262,331.

July 21, 2008:  $750,000 Debenture.  On July 25, 2008, pursuant to another securities purchase agreement, we issued to Trafalgar our secured redeemable debenture in the principal amount of $750,000 due on January 25, 2010.  Due to a 15% principal redemption premium, the effective principal amount of the debt is $862,500.  This debenture bears interest at an annual rate of 10%, payable monthly, and is subject to mandatory monthly redemption payments, consisting of principal and interest, commencing after one month.  We paid Trafalgar the following cash fees: (i) a Legal and Documentation Review fee of $17,500, (ii) a Due Diligence fee of $15,000, (iii) a Commitment Fee of $45,000, being 6% of the debenture’s principal amount, and (iv) a Loan Commitment Fee of $15,000, being 2% of the debenture’s principal amount.  As an Equity Fee, we issued to Trafalgar 2,000,000 shares of our common stock and also issued to Trafalgar 150,000 shares of our restricted common stock in exchange for the Trafalgar Warrant.  We also paid a $45,000 finder’s fee.  Accordingly, we received net cash proceeds of $614,831.

October 2008 Loans.  On October 8, 2008, we borrowed from Trafalgar $75,000; there was no written agreement.  On October 28, 2008, we repaid $28,000 of this loan. On October 15, 2008, we borrowed of $100,000, which we repaid in full on November 18, 2008.

December 2008: Senior Secured Revolving Credit Facility and Consolidated $2,000,000 Debenture Debt.  On December 18, 2008, we entered into a credit agreement with Trafalgar (which closed and funded on December 19, 2008) whereby Trafalgar provided us with a senior secured revolving credit facility of up to $5,000,000 with an initial, and current, revolving loan commitment of $1,000,000.  We are permitted to draw, repay and re-borrow against the facility in an aggregate amount at any one time not exceeding the lesser of (i) up to 80% of eligible accounts receivable less any applicable reserves and (ii) $1,000,000.  We established a lockbox under the sole control of Trafalgar; and all payments made to the lockbox account are to be swept to us for payroll and agreed-upon payables in the ordinary course of business, and then to Trafalgar on a bi-monthly or monthly basis at its discretion for application to our outstanding indebtedness to Trafalgar.  The revolving loan matures on December 19, 2009, and on the maturity date we have the option to renew the facility for an additional one year if we pay a fee equal to 10% of the then-outstanding revolving loan commitment.  In the event that we terminate the facility and repay the debt we also must pay a prepayment penalty of 10% of the then-outstanding revolving loan commitment. All loans accrue simple interest at a fixed interest rate of 12% per annum, except that upon the occurrence of an event of default the interest rate automatically increases to 18% or the maximum interest rate allowable by law. We paid Trafalgar the following cash fees:  Legal and Documentation Review Fee of $25,000; a Due Diligence Fee of $15,000; a Commitment Fee of $40,000, being 4% of the initial $1,000,000 revolving loan commitment; and an Asset Monitoring Fee of $4,000.  We also agreed to pay an Unused Line Fee of 1% per annum payable monthly in arrears on the difference between the existing loan commitment amount and the actual average daily amount outstanding for the calendar month, and an Equity Fee by granting to Trafalgar that number of shares of our common stock as equaled 9.99% of our outstanding shares of common stock on December 19, 2008; and we have never issued such shares to Trafalgar.

Decision to “Go Public”

National Automation Services, Inc. desire to become a publically traded Company was to provide to the industry in which we do business, an opportunity to enter into a market which has traditionally been (1) a privatized industry and (2) a segregated industry. By going public NAS has the potential to raise capital, more than would be readily available through bond financing (multiple restrictions) and the private financing markets. These private markets have higher rates and are a greater risk to the Company’s overall growth. In the “public arena”, financing can provide opportunities to “glue” together the privatized and segregated industry through acquisitions, joint partnerships, and other working relationships. Essentially, going public will allow NAS to “unlock” relatively illiquid value in our equity and more accessible debt financing (available to publicly traded companies), to turn it into a mechanism for purchasing power. Much of the money raised by going public allows NAS to pursue its business plan, financing business operations and ultimately achieving the growth by acquisition strategy and the overall improvement of the Company’s net worth.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements and which we discussed below in Item 8. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

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

Allowance for Doubtful Accounts

As required by the Receivables Topic of FASB ASC, the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

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

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are conventional convertible debt.

Revenue Recognition

As required by the Revenue Recognition Topic of FASB ASC, the Company is required to use predetermined contract methods in determining the current value for revenue.

Project Contracts Project revenue is recognized on a progress-basis - the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. The Company generally seeks progress-based agreements when a job project takes longer than 30 days to complete.

Service Contracts Service revenue is recognized on a completed project basis - the Company invoices the client when it has completed the services, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On service contracts, revenue is not recognized until the services have been performed. The Company generally seeks service based agreements when project based contracts have been completed.

In all cases, revenue is recognized as earned by the Company. Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

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

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1

     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2

     Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3

     Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

Summary of Consolidated Results of Operations

	Year Ended December 31,
	2009	2008	%Change
Revenue	$3,737,725	$3,105,219	20%
Cost of revenue	3,569,289	3,044,227	17%
Total gross profit (deficit)	168,436	60,992	176%

Operating expenses:
Selling, general and administrative expenses	1,723,295	1,193,411	44%
Consulting fees	815,456	426,379	91%
Professional fees and related expenses	754,873	4,183,220	(82)%

Operating loss	(3,125,188)	(5,742,018)	(46)%

Interest expense, net	1,619,257	454,356	256%
Goodwill impairment	272,111	―	100%
Gain (loss) on debt extinguishment	(150,266)	―	100%
Gain (loss) on disposal of assets	6,406	―	100%
Provision for (benefit from) income taxes	14,950	(14,950)	100%

Net loss	$(4,887,646)	$(6,181,424)	(21)%

Operating Loss; Net Loss

Our increase in revenue to $3,737,725 or 20%, over the prior year is a result of our continued work on existing projects and newly acquired contracts within our industry. We were able to increase our contracts and services due to our continued sales efforts and national branding marketing standards for the Company. Our increase in cost of revenue (goods sold) increased to $3,569,289 or 17% over the prior year due to the increase in our production and labor costs for the existing and newly acquired contracts for 2009. However, our operating loss decreased by $(2,616,830), or (46)%, to $(3,125,188) and our net loss decreased by $(1,293,778), or (21)%, to $(4,887,646).  As discussed below, we attribute these losses to the following: the $525,062 or 17% increase in our cost of revenue, i.e. direct costs; the 44% increase $529,884 in our selling, general administrative expenses resulting from our increase in salaries for our employees incurred prior to our cutbacks in June 2009.

Revenue.  Our consolidated 2009 revenue increased by $632,506, or 20%, to $3,737,725 compared to $3,105,219 for the year ended December 31, 2008, due to increased business, which is attributable to an increase in (1) the number of new jobs we received and commenced, (2) higher contract prices, and (3) work performed on existing jobs included in our December 31, 2008 backlog of $2,338,193.

Cost of Revenues; Gross Profit.  Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  Our consolidated 2009 cost of revenue increased by $525,062, or 17%, to $3,569,289, due to the increase costs associated with our contracts for parts, materials and labor (prior to our cutbacks in June 2009).  Our 2009 consolidated gross profit increased by $107,444, or 176%, to $168,436, primarily due to our reduction in costs and an increase in our revenue on new jobs as well as work performed on our existing backlog.

Operating Expenses

Our consolidated operating expenses for 2009 decreased by $(2,509,386), or (43)%, to $3,293,624, which resulted in an operating loss of $(3,125,188), compared to 2008 operating expenses of $(5,803,010) and an operating loss of $(5,742,018).  The $(2,616,830) decrease (46)% in our operating loss is due to the following factors:  the $529,884 increase or 44% in selling, general and administrative expenses; $389,077 increase or 91% in consulting fees; and $(3,428,347) or (82)% decrease in professional fees, primarily in stock based compensation.  Stock based compensation, which relates to the value of the shares of common stock we issue to our officers, employees and the consultant to our board of directors for services rendered for which we did not pay compensation in cash, is paid in order to alleviate our cash constraints and maximize our cash, decreased in 2009 by $(3,787,958), or (100)%, because we reduced the amount of stock based compensation issued to management for services in the fiscal year of 2009.

Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses increased by $529,884, or 44%, to $1,723,295 for the year ended December 31, 2009, due to the additional expenses in payroll $355,888 (prior to our cut backs in labor in June 2009), fixed costs including travel, rent and advertising ($173,996), attributable to our late 2008 hiring of two employees in our corporate staff in the areas of accounting, human resources and marketing, principally in an attempt at centralization and to support our public company status.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, increased by $389,077, or 91%, to $815,456 for the fiscal year ended December 31, 2009, relating to a full year of efforts to promote the awareness of our company and its business, products and services since we ceased being a public “shell” company and became an operating company upon the closing of our October 2, 2007, acquisition of ISS.

Professional Fees and Related Expenses.  Professional fees, which principally represent costs for legal and accounting fees and expenses, and corporate, operations and acquisitions advisory services rendered and stock-based compensation to Management, decreased by $(3,428,347), or (82)%, to $754,873, principally because we paid less stock-based compensation to Management in 2009 as opposed to 2008.  We did incur increased expenses for the legal and accounting work needed to respond to the comments of the SEC and to prepare amendment number one (filed in May 2009) to our registration statement on Form S-1 which we filed in December 2008, the filing of our registration statement Form 10, the amended Form 10, as well as the monthly amortization ($50,788 through July 31, 2009 and $20,000 thereafter through December 31, 2009) of the costs associated with services as incurred in January 2009.

Interest Expense; Net.  Interest expense, net increased by 1,164,901, or 256%, to $1,619,257, and is primarily attributable to the interest expense on our secured debt to Trafalgar; including the non-cash accretion of all debt discounts $787,216 under our loan and credit agreements with Trafalgar due to the default notice we received from Trafalgar in July 2009.  At December 31, 2009 we owed Trafalgar an aggregate of $3,105,399, including $758,398, net outstanding under our December 2008 secured revolving note all of our secured indebtedness to Trafalgar now is in default. (See Item 1A, Risk Factors and Item 3, Legal Proceedings - Notice of Default on and Acceleration of our Outstanding Secured Indebtedness; All Assets Pledged as Collateral Security; Possibility of Foreclosure.)

Financial Condition

Summary of Consolidated Balance Sheets

	December 31,
	2009	2008	% Change
CASH	$42,384	$108,498	(61)%
ACCOUNTS RECEIVABLE, NET	367,098	510,852	(28)%
INVENTORY	450,110	226,266	99%
TOTAL CURRENT ASSETS, OTHER	-	488,983	(100)%
OTHER ASSETS	181,726	980,203	(81)%
TOTAL ASSETS	$1,041,318	$2,314,802	(55)%

TOTAL CURRENT LIABILITIES, OTHER	$2,552,431	$1,107,873	130%
CURRENT MATURITIES OF TRAFALGAR DEBT
Current portion of secured redeemable debentures, net	2,347,001	130,496	1,699%
Revolving note, net	758,398	791,364	(4)%
LONG-TERM LIABILITIES	19,582	1,460,495	(99)%
TOTAL LIABILITIES	5,677,413	3,490,228	63%

STOCKHOLDERS' DEFICIT	(4,636,093)	(1,175,426)	294%
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,041,318	$2,314,802	(55)%

Assets.  At December 31, 2008, our consolidated total assets decreased by $(1,273,484), or (55)%, to $1,041,318, is due to the following; (1) amortization of our prepaid expenses (2) to our total amortization of deferred financing fees in connection with the indebtedness to Trafalgar which we incurred in 2008 and received a default letter in July 2009 and (3) our impairment of goodwill. We had an increase in our inventory of 99%, principally due to our work in progress for fiscal year end of December 31, 2009.

Liabilities.  At December 31, 2009, our consolidated total liabilities increased by $2,197,184, or 63%, to $5,677,412, attributable principally to our Trafalgar indebtedness: the increase in our current maturities of Trafalgar debt and reduction of long-term debt as a result of our notice from Trafalgar indicating our default of the loan. All debt was made current.

Stockholders’ Deficit.  Our consolidated stockholders’ deficit increased by $3,460,668, or 294%, to $4,636,094 primarily due to the Company’s stock issuance in efforts to raise capital and also noted the net loss for our fiscal year ending December 31, 2009.

Revenue by Service Type

	Year Ended December
	2009		2008
Project revenue (generally fixed price)	$ 3,544,893	95%	$2,938,231	95%
Service revenue (generally time and materials)	192,832	5%	166,988	5%
Total revenue	$ 3,737,725	100%	$3,105,219	100%

Project Contracts Project revenue is recognized on a progress-basis - the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. The Company generally seeks progress-based agreements when a job project takes longer than 30 days to complete.

Service Contracts Service revenue is recognized on a completed project basis - the Company invoices the client when it has completed the services, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On service contracts, revenue is not recognized until the services have been performed. The Company generally seeks service based agreements when project based contracts have been completed.

In all cases, revenue is recognized as earned by the Company. Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

Our revenue mix between the year of 2009 and the year of 2008 is consistent. Our revenue mix between the years of 2008 compared to year of 2007 shows a decrease in service specific revenue which is attributable to our inclusion of Intecon in 2008 that focuses more on “fixed priced” based projects.  As we have stated previously, we expect to increase service related revenue by our sales efforts and through our acquisition strategy, whereby we can increase our regional footprint and thus provide additional local service related contracts.

Commitment and Contingencies

At December 31, 2009, the Company has indicated its outstanding debt owed to Trafalgar Capital and the notice from Trafalgar concerning default status with the debt balance. Currently, the Company has a lawsuit pending against Trafalgar Capital (see Item 3, Legal Proceedings) which is scheduled with a trial docket starting August 30, 2010, with calendar call on August 26, 2010. A discovery cutoff date is currently set for June 4, 2010. We have therefore indicated the balance of the Trafalgar note allocated in our financials and disclosures to indicate a default event and have placed all outstanding debt balances under current maturities, written off the debt premium/discount and have amortized the remaining deferred financing fees (see also Item 3, Legal Proceedings and Item 8, Financial Statements and Supplementary Data). The outcome of the proceedings is still unknown at this time.

Off-Balance Sheet Arrangements

At December 31, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  Although for the year ended December 31, 2009, our accounts receivable were $367,098, a decrease of $143,754, or 28%, due to a decrease in invoiced revenue, compared to December 31, 2008, at April 12, 2010 our cash on hand was $14,700.  In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work (our receivables are now being paid within 60 to 90 days, compared to payments within 45 days during 2008).  Accordingly, we imposed a temporary 20% salary reduction on our employees and a 50% salary reduction on our senior management (we have paid such cash reductions in shares of our common stock up to June 30, 2009 and have accrued for the remainder of the salary on our financial statements).

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

During 2008 we obtained our liquidity principally from approximately $3,000,000 amount of borrowings from Trafalgar, including a $1,000,000 revolving credit facility we obtained on December 19, 2008.  Thereafter, however, we still needed substantial additional capital to finance our business activities on an ongoing basis, as our revenue was insufficient to fund our operations.  As all of our assets already are pledged to Trafalgar as collateral for our outstanding indebtedness, and Trafalgar recently issued a notice of default and acceleration, we cannot obtain any asset-based financing or unsecured debt financing.  Therefore, since January 1, 2009 we have sought additional equity private placement financing from non-institutional investors, and at December 31, 2009, we had raised approximately $925,000 in cash, notwithstanding that in the December 2008 Credit Agreement we agreed, among other things, not to sell any common stock without the prior written consent of Trafalgar.  As indicated above, we believe such Credit Agreement and our agreements made therein are unenforceable.

Also during 2008, we borrowed funds from three directors, two of whom we have yet to pay back.  We originally entered into these agreements with the anticipation of paying them back in a very short term.  As of April 1, 2009, the Company amended the two outstanding related party loan agreements to reduce the high interest rates (estimated at 12.3% per month) to a 10% annual interest rate. On September 11, 2009, the Company borrowed from an executive officer of the Company $10,000 with 10% annual interest as of September 30, 2009 the debt was repaid on November 12, 2009.

In October 2009 a market-maker filed an application to have our common stock listed on the OTC Bulletin Board.  We are currently in the application stage of our process with FINRA in gaining acceptance to the OTC Bulletin Board. We believe an OTC Bulletin Board listing would make it easier for us to raise capital from institutional investors and others. However, we cannot give any assurance if or when such application will be approved.

On April 7, 2010, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period. In this equity purchase agreement, the Company has established a new relationship with a funding group. The relationship between the Company and this new lending group provides the Company with additional cash financing for operational and acquisition funding. With the funding available, the Company will be able to satisfy the debt outstanding of its operational requirements (i.e. vendors), will be able to use the funding for securing additional jobs (i.e. bonds, contractor license fees and software programming), and potentially provide the Company with the funding to return both the staff and executive management to their regular salary rates, from the March 2009 implementation of the 20% and 50% respective reductions in salary to help with the cash constraints of the Company.

Summary of Consolidated Cash Flow for the year ended December 31, 2009 and 2008 (rounded)

Our total cash and cash equivalents decreased approximately by $66,100, or 61%, to $42,400 for the year ended December 31, 2009, compared to $108,500 for the year ended December 31, 2008. Our consolidated cash flows for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
Net cash (used) by operating activities	$(1,500,300)	$(1,261,400)
Net cash (used) by investing activities	$(18,700)	$(4,900)
Net cash provided by financing activities	$1,452,900	$1,326,600

Operating Activities

Our total cash (used) by operating activities increased by $238,900, or 19%, to $(1,500,300) for the year ended December 31, 2009, compared to $(1,261,400) for the year ended December 31, 2008.

For the fiscal year ended December 31, 2009, we had less stock issued for services compared to December 31, 2008. We expect future cash (used) provided by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, receivables collections, inventory management and timing of vendor payments. We noted the impairment of our goodwill due to our reoccurring net losses from our Arizona subsidiary, and deferred revenue from our Nevada subsidiary at fiscal year ended December 31, 2009. We still continue to issue stock for services rendered by employees and consultants. Large fluctuations in our operating cash position will continue until we can stabilize our cash funding for operations and future acquisitions. We had no significant unusual cash outlays related to our operating activities during fiscal 2009.

Investing Activities

Our total cash used for investing activities increased by $(13,800), or 282%, to $(13,800) for the year ended December 31, 2009, compared to $(4,900) for the year ended December 31, 2008. The increase is attributable to the purchase of computer equipment at our Arizona subsidiary and disposal of fixed assets at our Nevada subsidiary as of December 31, 2009.

Financing Activities

Our total cash provided by financing activities increased by $126,300, or 10%, to $1,452,900 for the year ended December 31, 2009, compared to $1,326,600 for the year ended December 31, 2008. The increase is due in part to our limited funding through our sale of restricted stock. We used the proceeds of stock to run our operations for the latter half of fiscal year 2009. We still require investment capital to run operations as well as our acquisition strategy. We will continue to seek out additional funding for the Company.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, for payroll, and related employment expenditures (i.e. benefits). The remaining cash is used for debt service and to remain current with any SEC filings that are required

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Compliance with Exemptions from the Registration Requirements of Federal and State Securities Laws

On October 2, 2007, we entered into a Stock Purchase and Plan of Reorganization Agreement (the “Agreement”) with Intuitive System Solutions, Inc. (“ISS”), a Nevada corporation, Messrs. Jody R. Hanley (“Hanley”), Robert W. Chance (“Chance”) and Manuel Ruiz (“Ruiz”) (collectively, the “ISS Owners”), TBeck Capital, Inc. (“TBeck”), a Florida corporation, and 3 JP Inc. (“3 JP”), a California corporation, in connection with our reverse merger with ISS.  In Section 2.2(d) of the Agreement we agreed to issue and deliver to T-Beck 18,000,000 shares of our common stock, of which 4,000,000 shares would be restricted stock and 14,000,000 shares would be “free-trading” stock.  In October 2007, our Board of Directors, of which Raymond Talarico was the sole member, authorized, and we thereafter issued, an aggregate of 14,000,000 “free-trading” shares of our common stock in reliance on the exemptions from registration under the Securities Act afforded by Regulation D, Rule 504, and Texas’ state securities laws; and in connection therewith we received and relied upon a legal opinion from an attorney licensed in Texas.  We believe (despite the fact that we have no record of any written request from T-Beck) that at T-Beck’s request these free-trading shares were not issued solely to T-Beck as provided in the Agreement, but rather these shares were issued by us directly to the following recipients ("Recipients"), and their respective beneficial ownership in NAS as of the closing of the ISS reverse merger, based only on shares owned of record, was as follows:  T-Beck Capital, Inc. ("T-Beck") – 2,000,000 shares (5%); Victoria Financial Consultants, LLC – 2,000,000 shares (5%); Warren Street Investments, Inc. – 1,000,000 shares (2.5%); BGW Enterprises, Inc. – 1,898,147 shares (4.7%); Blake Williams – 1,101,853 shares (2.7%); South Bay Capital, Inc. – 3,000,000 shares (7.5%); and Michelle Rice – 3,000,000 shares (7.5%).  (Likewise, despite the provisions of Section 2.2(d) of the Agreement setting forth that all shares be issued to T-Beck, we issued the 4,000,000 restricted shares to several recipients, none of which was T-Beck, as follows:  3 JP – 1,975,000 shares (4.9%); Stingray Investments – 1,975,000 shares (4.9%) and Hoss Capital – 50,000 shares (1.2%).)  NAS now believes as follows:  Stingray Investments, T-Beck and Warren Street Investments were affiliates of Ronald Williams (Ronald Williams was the President of T-Beck, and he died in March 2009); BGW Enterprises and Victoria Financial Consultants were affiliates of Blake Williams, the adult son of Ronald Williams; and South Bay Capital was an affiliate of 3 JP, and that both were affiliates of Joseph Pardo; and based on such current belief the Recipients’ respective beneficial ownership of NAS shares as of the closing of the ISS reverse merger was as follows:  Ronald Williams – 12.4%; Joseph Pardo – 12.4%;  Blake Williams – 10%; and Michelle Rice – 7.5%.  Presumably Mr. Raymond Talarico, NAS’ President and sole director as of the ISS closing and therefore the sole person who, in the name and on behalf of NAS, authorized the issuance of these 14 million free-trading shares, did not have such a belief, because if he knew of these affiliations then NAS should not have issued free-trading shares to Messrs. Joseph Pardo, Blake Williams and/or Ronald Williams and/or their respective affiliates if any such individual had beneficial ownership of

10% or more of NAS common stock.  However, it is possible that in October 2007, one or more of these three individuals each could have beneficially owned a sufficient number of shares of our outstanding common stock so as to have required us, if we had had knowledge of such ownership, to have (a) placed on their shares the customary restrictive legend for securities held by a person deemed to be an “affiliate” of our company as the issuer of such shares, and (b) instructed our transfer agent to place the customary “stop transfer” instructions against such shares; and any such legend and “stop transfer” would have made it impossible for them to sell their free-trading shares to the public without either (i) an effective registration statement under the Securities Act or (ii) an opinion of counsel that there was available an exemption from applicable registration requirements.  However, beneficial ownership, affiliate status and knowledge each is a question of fact, and in determining that we were not required to place a restrictive legend and “stop transfer” on any of these 14,000,000 shares we do not know what investigation or inquiry, if any, was made by such counsel or by Mr. Talarico.  If in connection with the issuance of these free-trading shares it is believed that either (a) the issuance of such shares did not comply with or satisfy the terms of the exemptions from registration relied upon and that therefore such shares were issued in violation of federal and/or state securities laws or (b) we failed to impose any required restrictive legend, the purchasers of these free-trading shares from the initial recipients thereof, as well as the Securities and Exchange Commission (“SEC”), could commence an action against us.  For example, the SEC could allege that we violated Sections 5(a) and 5(c) of the Securities Act by offering and selling securities when no registration statement had been filed or was in effect as to such securities, and for which there was no exemption from registration available under the Securities Act.  State regulatory authorities also might commence similar enforcement actions.  Any such regulatory enforcement action brought against us might be civil or criminal in nature.  If an enforcement action was to be commenced against us, the defenses we would assert might be unsuccessful.  If such purchasers and/or the SEC or other federal or state regulatory authorities were successful, we would face severe financial demands that would have a material adverse effect on us and our shareholders.  (See also, Item 1, Business - Acquisitions Effected - Intuitive System Solutions, Inc.)

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations which limits the activities of broker-dealers effecting transactions in "penny stocks."

Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks."  Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks", and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in "penny stocks" first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks", (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

Fluctuations in Stock Price

Our common stock has been quoted on the Pink Sheets since October 12, 2007. Since that date, our common shares have traded on the Pink Sheets between a low of $0.06 per share and a high of $0.56 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including but not limited to the following: (i) the risk factors described herein; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors’ view of the sectors and markets in which we operate; or (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Limited Public Trading Market

Our common stock is currently quoted for trading on the Pink Sheets. Trading in stocks quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices. With the registration of our Form 10, we seek to increase our trading volume in our current market, however, there can be no assurance that a more active trading market will commence in our securities on the Pink Sheets. Further, in the event that an active trading market commences on the Pink Sheets, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

As we are still currently in the application phase of with FINRA for our move towards the OTC Bulletin Board we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Even if our common stock is quoted on the Over-The-Counter Bulletin Board, the Over-The-Counter Bulletin Board also provides a limited trading market similar to the Pink Sheets. The Over-The-Counter Bulletin Board and the Pink Sheets are not stock exchanges, and trading of securities on the Over-The-Counter Bulletin Board or the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system such as the NASDAQ Stock Market or a stock exchange such as the American Stock Exchange.

Companies quoted for trading on the Over-The-Counter Bulletin Board must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the Over-The-Counter Bulletin Board. If our common stock is quoted on the Over-The-Counter Bulletin Board, and we fail to remain current on our reporting requirements, we could be removed from the Over-The-Counter Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the Over-The-Counter Bulletin Board, which may have an adverse material effect on our business.

Accordingly, there can be no assurance as to the liquidity of any present or future markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  With the effectiveness of our registration statement, we might elect to adopt a stock option plan and register the shares of common stock reserved for such a plan or register shares of stock for equity funding groups. The shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At April 12, 2010 we had outstanding an aggregate of 95,667,315 shares of restricted common stock.  In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company our shares of restricted common stock are eligible for sale under Rule 144 as of October 6, 2009 at which time we became subject to the reporting requirements of the Exchange Act, i.e., our registration statement became effective, and then only if we thereafter have complied with our reporting requirements under the Exchange Act for the next 6 to 12 months.  No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.  Furthermore, our financing agreements with Trafalgar prohibit us from declaring dividends while our indebtedness is outstanding.

[The remainder of this page left intentionally blank]

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

 NATIONAL AUTOMATION SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

National Automation Services, Inc.:

We have audited the accompanying consolidated balance sheets of National Automation Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Automation Services, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has working capital deficiencies and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 3.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Henderson, NV

April 14, 2010

NATIONAL AUTOMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,384	$108,498
Accounts receivable, net of allowance of doubtful accounts of $25,780 at December 31, 2009, $26,934 at December 31, 2008	367,098	510,852
Other receivables	--	76,147
Inventory	450,110	226,266
Prepaid expenses	--	397,886
Deferred tax asset	--	14,950
TOTAL CURRENT ASSETS	859,592	1,334,599
PROPERTY & EQUIPMENT, net of accumulated depreciation of $90,390 at December 31, 2009, $57,026 at December 31, 2008	140,157	130,798
OTHER ASSETS
Security deposit	5,535	--
Deferred financing fees, net of accumulated amortization of $564,038 at December 31, 2009, $82,163 at December 31, 2008	--	481,875
Intangible Asset - net of accumulated amortization of $107,095 at December 31, 2009, $47,701 at December 31, 2008	36,034	95,419
Goodwill	--	272,111
TOTAL ASSETS	$1,041,318	$2,314,802
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$1,301,316	$601,988
Accrued liabilities	959,111	331,100
Deferred revenue	50,777	--
Current portion of loans and capital leases	37,473	27,785
Current portion of secured redeemable debentures, net of unamortized debt discount of $0 at December 31, 2009 and $402,954 as of December 31, 2008	2,347,001	130,496
ABL Line of credit – Trafalgar, net of debt discount of $0 as of December 31, 2009 and $14,888 as of December 31, 2008	758,398	791,364
Convertible debt, net of beneficial conversion feature of $87,159 at December 31, 2009 and $0 at December 31, 2008	37,841	--
Related party payable	165,913	147,000
TOTAL CURRENT LIABILITIES	5,657,830	2,029,733
LONG-TERM LIABILITIES
Loans and capital leases	19,582	16,318
Secured redeemable debentures – Trafalgar, net of unamortized debt discount of $0 as of December 31, 2009 and $369,374 as of December 31, 2008	--	1,444,177
TOTAL LIABILITIES	5,677,412	3,490,228
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 200,000,000 authorized, 90,081,416 shares issued outstanding as of December 31, 2009, 68,490,268 shares issued outstanding at December 31, 2008	90,081	68,490
Additional paid in capital	8,251,062	6,828,332
Stock (receivable)	(17,343)	--
Accumulated deficit	(12,959,894)	(8,072,248)
TOTAL STOCKHOLDERS’ DEFICIT	(4,636,094)	(1,175,426)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,041,318	$2,314,802

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
REVENUE	$3,737,725	$3,105,219
COST OF REVENUE	3,569,289	3,044,227
GROSS PROFIT	168,436	60,992

OPERATING EXPENSES
Selling, general and administrative expenses	1,723,295	1,193,411
Consulting fees	815,456	426,379
Professional fees and related expenses	754,873	4,183,220
TOTAL OPERATING EXPENSES	3,293,624	5,803,010

OPERATING LOSS	$(3,125,188)	$(5,742,018)

OTHER EXPENSE
Interest expense, net	1,619,257	454,356
Goodwill impairment	272,111	-
Gain on debt extinguishment	(150,266)	-
Loss on disposal of fixed assets	6,406	-

TOTAL OTHER EXPENSE	1,747,508	454,356

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,872,696)	(6,196,374)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	14,950	(14,950)

NET LOSS	$(4,887,646)	$(6,181,424)

BASIC AND DILUTED LOSS PER SHARE:	$(0.06)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	80,158,619	52,448,890

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock Payable/	Accumulated
	Shares	Amount	Paid-in Capital	(Receivable)	Deficit	Total
	$0.001 Par value
Balance at December 31, 2007	41,050,081	41,050	1,275,746	462,000	(1,890,824)	(112,028)
Stock payable 3/25/2008	3,000,000	3,000	417,000	(420,000)	—	—
Stock for services 4/4/2008	150,000	150	29,850	—	—	30,000
Stock pursuant to (TBeck) 5/19/2008	1,315,055	1,315	—	—	—	1,315
Stock for services 5/19/2008	111,111	111	38,778	—	—	38,889
Stock payable 5/19/2008	300,000	300	41,700	(42,000)	—	—
Stock for services 5/19/2008	480,000	480	167,520	—	—	168,000
Stock for services 6/02/2008	4,075,000	4,075	1,279,550	—	—	1,283,625
Stock for services 6/30/2008	300,000	300	83,700	—	—	84,000
Warrants exercised 7/11/2008	150,000	150	10,203	—	—	10,353
Stock for financing (Trafalgar)7/11/2008	2,000,000	2,000	538,000	—	—	540,000
Stock for services 7/11/2008	600,000	600	161,400	—	—	162,000
Stock for services 7/11/2008	2,000,000	2,000	538,000	—	—	540,000
Stock pursuant to (TBeck) 7/21/2008	592,592	593	—	—	—	593
Stock for services 8/8/2008	2,150,000	2,150	492,350	—	—	494,500
Stock for services 8/8/2008	2,000,000	2,000	458,000	—	—	460,000
Stock pursuant to (TBeck) 8/15/2008	109,286	109	—	—	—	109
Stock for interest expense 9/22/2008	357,153	357	56,785	—	—	57,141
Stock for services 10/16/2008	6,000,000	6,000	1,014,000	—	—	1,020,000
Stock for services 10/16/2008	750,000	750	126,750	—	—	127,500
Stock for interest expense 11/12/2008	1,000,000	1,000	99,000	—	—	100,000
Net loss	—	—	—	—	(6,181,424)	(6,181,424)
Balance at December 31, 2008	68,490,268	68,490	6,828,332	—	(8,072,248)	(1,175,426)

(…Continued)

NATIONAL AUTOMATION SERVICES, INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIT (Continued)

	Common Stock		Additional	Stock Payable/	Accumulated
	Shares	Amount	Paid-in Capital	(Receivable)	Deficit	Total
	$0.001 Par value
Balance at December 31, 2008	68,490,268	$68,490	6,828,332	—	(8,072,248)	(1,175,426)
Stock for services 1/19/2009	250,000	250	32,250	—	—	32,500
Stock for services 1/23/2009	2,000,000	2,000	238,000	—	—	240,000
Stock for cash 2/4/09	312,500	312	12,188	—	—	12,500
Stock for cash 2/4/09	312,500	312	12,188	—	—	12,500
Stock for cash 2/20/09	125,000	125	7,375	—	—	7,500
Stock for cash 2/20/09	1,125,000	1,125	66,375	—	—	67,500
Stock for cash 2/20/09	125,000	125	7,375	—	—	7,500
Stock for cash 2/20/09	312,500	312	18,438	—	—	18,750
Stock for services 3/24/09	200,000	200	25,800	—	—	26,000
Stock for cash 4/12/09	1,500,000	1,500	88,500	—	—	90,000
Stock for services 4/14/09	112,500	113	13,387	—	—	13,500
Stock for cash 5/28/09	1,875,000	1,875	110,625	—	—	112,500
Stock for services 5/28/09	200,000	200	25,800	—	—	26,000
Stock for services 5/29/09	230,000	230	23,920	—	—	24,150
Stock for cash 5/29/09	500,000	500	24,500	—	—	25,000
Stock for cash 6/5/09	1,061,000	1,061	49,939	—	—	51,000
Stock for services 6/5/09	71,000	71	9,869	—	—	9,940
Stock for cash 6/9/09	1,000,000	1,000	49,000	—	—	50,000
Stock for cash 6/18/09	4,704,000	4,704	219,296	—	—	224,000
Stock for cash 6/23/09	522,500	523	24,477	—	—	25,000
Stock for services 6/23/09	244,750	245	34,020	—	—	34,265
Stock for cash 7/1/09	250,000	250	24,750	—	—	25,000
Stock for services 7/3/09	779,163	779	77,137	—	—	77,916
Stock for services 7/16/09	350,000	350	17,150	—	—	17,500
Stock for cash 9/10/09	1,575,000	1,575	73,425	—	—	75,000
Stock for cash 9/10/09	100,000	100	4,900	—	—	5,000
Stock for cash 9/10/09	42,000	42	1,958	—	—	2,000
Stock for cash 9/10/09	210,000	210	9,790	—	—	10,000
Stock for cash 9/10/09	100,000	100	4,900	—	—	5,000
Stock for cash 9/10/09	1,200,000	1,200	58,800	—	—	60,000
Stock for cash 9/10/09	120,000	120	5,880	—	—	6,000
Stock for cash 9/10/09	42,000	42	1,958	—	—	2,000
Stock for services 9/10/09	66,750	67	7,275	—	—	7,342
Stock for cash 10/2/09	22,000	22	978	—	—	1,000
Stock for cash 10/2/09	15,400	15	685	—	—	700
Stock for cash 10/2/09	100,000	100	4,900	—	—	5,000
Stock for services 10/5/09	5,000	5	495	—	—	500
Stock for cash 10/5/09	60,000	60	2,940	—	—	3,000
Stock for services 10/5/09	3,000	3	327	—	—	330
Return of stock to Treasury 10/21/09	(315,750)	(316)	(43,890)	—	—	(44,206)
Stock for cash 10/27/09	105,000	105	4,895	—	—	5,000
Stock for cash 10/27/09	157,500	158	7,342	—	—	7,500
Stock for cash 10/27/09	80,000	80	3,920	—	—	4,000
Stock for cash 10/27/09	105,000	105	4,895	—	—	5,000
Stock for services 10/27/09	750,000	750	81,750	—	—	82,500
Stock receivable 11/12/09	200,000	200	9,800	(10,000)	—	—
Convertible note (BCF) 11/07/09	—	—	65,000	—	—	65,000
Convertible note (BCF) 11/10/09	—	—	10,000	—	—	10,000
Return of stock to Treasury 12/2/09	(1,314,165)	(1,314)	(148,952)	—	—	(150,266)
Convertible note (BCF) 12/15/09	—	—	6,000	—	—	6,000
Convertible note (BCF) 12/22/09	—	—	30,400	—	—	30,400
Stock receivable 12/31/2009	—	—	—	(7,343)	—	(7,343)
Net loss	—	—	—	—	(4,887,646)	(4,887,646)
Balance at December 31, 2009	90,081,416	$90,081	$8,251,062	$(17,343)	$(12,959,894)	$(4,636,094)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Operating Activities:
Net loss	$(4,887,646)	$(6,181,424)
Cash (used) provided by operating activities:
Allowance for doubtful accounts	(1,152)	26,934
Depreciation and amortization	122,527	99,599
Stock for services	540,894	4,410,531
Stock issued for interest expense	--	157,142
Gain on debt extinguishment	(150,266)	--
Loss on disposal of fixed assets	6,406	--
Accretion of debt discount and premium	787,016	145,837
Accretion of convertible notes Beneficial Conversion Feature	24,242	--
Impairment of goodwill	272,111	--
Changes in assets and liabilities
Deferred revenue	50,777	--
Deferred tax asset	--	(14,950)
Receivables	144,908	(235,074)
Other receivables	76,147	--
Inventories	(223,844)	128,042
Prepaid	397,886	(391,226)
Other assets	9,415	--
Accounts payable and accrued liabilities	1,330,308	593,231

Cash (used) by operating activities	$(1,500,271)	$(1,261,358)

Investing Activities:
Purchase of property and equipment	(18,728)	(4,939)

Cash (used) by investing activities	$(18,728)	$(4,939)

Financing activities:
Proceeds from sale of stock	924,950	--
Deferred financing fees	481,875	(128,647)
Payment on acquisition liability	--	(550,000)
Related party payable, net	16,000	49,798
Payments for preferred shares mandatorily redeemable	--	(125,000)
Payment on line of credit	(101)	(287,572)
Payments for loans and capital leases	(47,185)	(17,454)
Proceeds on convertible debt	125,000	--
Proceeds on ABL line	--	618,099
Payments on ABL line	(47,654)	--
Proceeds on secured redeemable debentures	--	2,052,162
Payments of debt discount	--	(45,000)
Payments on secured redeemable debentures	--	(239,806)

Cash provided by financing activities	$1,452,885	$1,326,580

Decrease/Increase in cash	(66,114)	60,284
Cash and cash equivalents at beginning of year	108,498	48,214

Cash and cash equivalents at end of year	$42,384	$108,498

Cash paid for interest	$--	$73,611
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

SUPPLEMENTAL NON CASH INVESTING & FINANCING TRANSACTIONS

December 31,
	2009	2008
Capital lease	$ 31,426	$ 19,072
Financing for fixed assets	$ 31,434	$ --
Write off of receivables	$ --	$ 28,378
Trafalgar debt paid by related party	$ --	$ 75,926
ABL line payment for Trafalgar debt	$ --	$ 175,695
Proceeds on cash from ABL line received January 1, 2009	$ --	$ 76,147
Stock issued for debt discount	$ --	$ 550,353
Debt discounts added to debt carrying amount	$ --	$ 337,500
Stock payable	$ --	$ 462,000
Stock receivable	$ (17,343)	$ --
Amortized Beneficial Conversion Feature on convertible debt	$ 111,400	$ --
Deferred financing fees accounted for as debt discount	$ --	$ 372,838

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

We were originally incorporated on January 27, 1997 in Nevada under the name E-Biz Solutions, Inc., and on March 27, 1998, we changed our name to Jaws Technologies, Inc.  On July 7, 2000, we reincorporated in Delaware, and on September 29, 2000 we changed our name to Jawz Inc.  On March 6, 2007, we filed with the Securities and Exchange Commission (“SEC”) a Form 15-12G voluntarily terminating the registration of our common stock and our reporting obligations under federal securities laws.  On June 13, 2007, we changed our name to Ponderosa Lumber, Inc.  As Ponderosa Lumber, Inc., we were a public “shell” company with nominal assets and no operations, and our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity.  On June 25, 2007, we reincorporated as a Colorado corporation under the name Timeshare Rescue, Inc. On October 2, 2007, we changed our name to National Automation Services, Inc. in connection with our reverse merger with an operating entity named Intuitive System Solutions, Inc., as described below.  On December 28, 2007, we reincorporated as a Nevada corporation under the name National Automation Services, Inc.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of December 31, 2009 and December 31, 2008.

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

Since the acquisition of its current operating subsidiaries, the Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company’s management runs the company as one unit and does not have two distinct business segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Reclassifications

The Company reclassified the debt of South Bay Capital from related party debt to loans, upon clarification that the parties involved are shareholder but do not control South Bay Capital or make decisions of governance for the Company.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are conventional convertible debt.

Inventories

Inventory is stated at the lower cost or market, we use the weighted average cost method and consists of materials for contracted jobs, manufacturing supplies and equipment (small tools which are purchased for specific contracts and the related costs are associated with the contract). We constantly review inventory for obsolescence and write off obsolete items at the time of physical count. As of December 31, 2009, the Company noted obsolete items in inventory due to technical obsolesce and expensed $93,498 to cost of goods.

Property & Equipment

Property and equipment are stated at historical cost less accumulated depreciation.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance costs are expensed as incurred.

Intangible Assets- Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. On December 31, 2009, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on December 26, 2007 with the acquisition of Intecon. For the fiscal year ending December 31, 2009, our valuation assessment for impairment found that due to net carrying loss for the Company and the continued going concern of the Company’s financials, we could no longer carry the value of our goodwill; we therefore impaired the entire amount of goodwill and brought the value to zero as of December 31, 2009.

Allowance for Doubtful Accounts

As required by the Receivables Topic of FASB ASC, the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

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

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

As required by the Revenue Recognition Topic of FASB ASC, the Company is required to use predetermined contract methods in determining the current value for revenue.

Project Contracts Project revenue is recognized on a progress-basis - the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. The Company generally seeks progress-based agreements when a job project takes longer than 30 days to complete.

Service Contracts Service revenue is recognized on a completed project basis - the Company invoices the client when it has completed the services, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On service contracts, revenue is not recognized until the services have been performed. The Company generally seeks service based agreements when project based contracts have been completed.

In all cases, revenue is recognized as earned by the Company. Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

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

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Earnings (loss) per share basic and diluted

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During years ended December 31, 2009 and 2008, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1

     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2

     Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3

     Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance (see Note 15, Subsequent events)

In June 2009, the Financial Accounting Standards Board ("FASB") issued the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the fiscal year of 2009.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has begun to use the new Codification when referring to GAAP in its quarterly and annual reports filed on Forms 10-Q and 10-K respectively. This guidance does not have an impact on the consolidated results of the Company.

Issued

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. Management is currently evaluating the potential impact of adopting these changes on the Financial Statements.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to Trafalgar as collateral for our outstanding $3,500,000 (including interest) of indebtedness. The Company has experienced reoccurring net losses, had a net loss of $(4,887,646) for the year ended December 31, 2009, and $(6,181,424) for the year ended December 31, 2008, and a working capital deficiency of $(4,798,238) at December 31, 2009.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4: Accounts receivable, net

 Included in our accounts receivable account balance is our customer retention account which accounts for the remaining 10% of revenue on all building contracts that the Company enters into. For each invoice sent to the customer, 10% of the invoice total is held in retention until the job is completed. Once completed the Company issues a final invoice which accounts for the remaining balance unpaid and any and all retention in which the customer owes the Company. Retention revenue is recognized when earned.

	Year Ended December 31,
	2009	2008
Accounts receivable	$314,330	$420,412
Customer retentions receivables	78,548	117,374
Less: Allowance for doubtful accounts	(25,780)	(26,934)
Total accounts receivable	$367,098	$510,852

NOTE 5: Property and equipment, net

Property and equipment consists of the following:

	Year Ended December 31,
	2009	2008
Vehicles	$68,140	$106,825
Computer and office equipment	125,208	50,096
Furniture and fixtures	14,910	8,614
UL Machinery and equipment	22,289	22,289
Total property and equipment	230,547	187,824
Less: accumulated depreciation	(90,390)	(57,026)
Property and equipment, net	$140,157	$130,798

Depreciation and amortization expense for the year ended December 31, 2009 was $94,433 and for the year ended December 31, 2008 was $79,998.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of December 31, 2009, and December 31, 2008.

	Year Ended December 31,
	2009	2008
Promissory note payable in monthly installments of $511, Non-interest bearing, collateralized by a vehicle due August 2009.	$—	$4,090
Promissory note payable in monthly installments of $364 at an interest rate of 2.9%, collateralized by a vehicle due June 2010.	—	6,401
Promissory note payable in monthly installments of $367 at an interest rate of 2.9%, collateralized by a vehicle due August 2010.	2,098	6,466
Key Bank loan payable in monthly installments of $2,620 due February 2010.	5,148	—
South Bay Capital loan at an interest rate 12%	10,926	10,926
Capital lease	38,883	16,220
Loans and capital lease sub total	57,055	44,103
Less: current portion loans and capital leases	(37,473)	(27,785)
Total	$19,582	$16,318

On January 15, 2009, the Company entered into a fair market value capital lease with Konika Copiers. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property (see note 11, Commitments).

On January 28, 2009, the Company entered into a loan with Key Bank for acquiring CAD Software to be used by its subsidiaries in operations. The Company’s current outstanding balance on the loan as of December 31, 2009 was $5,239 (see note 11, Commitments – Loans).

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of December 31, 2009 was $8,003.

NOTE 7: Secured redeemable debentures

On March 26, 2008, the Company entered into a secured redeemable debenture agreement with Trafalgar, for a total financing package of redeemable debentures up to $10,000,000. On March 26, 2008, the Company borrowed $1,500,000 and on July 21, 2008 the Company borrowed $750,000.

Upon entering into the agreements with Trafalgar, the Company capitalized the financing fees over the life of the loans. The $775,353 is the sum of the value of the warrants ($10,353), the value of the stock issued ($540,000) and the value of the 15% principal redemption/repayment premium on the $1,500,000 loan ($225,000).

On December 19, 2008, the Company entered into the ABL agreement which restructured the debenture agreements and reduced certain terms over the life of the loans without triggering debt extinguishment.

As of the year ended December 31, 2009, the Company amortized the remaining total of deferred financing fee to total the amount of $564,058, due in part to the default notice sent to us from Trafalgar and Trafalgar’s acceptance of our April 2009 lawsuit (see Note 11, Commitments – Legal). For the year ended December 31, 2008, the Company had deferred financing fees in the amount of $481,895, net of accumulated amortization $82,163. As of December 31, 2008, the Company had not requested additional debt under this agreement which did not triggered the remaining $7,750,000 in debentures from Trafalgar. The Trafalgar debenture agreements have a premium and discount term associated. Debt premiums/discounts, typically fees paid by the debtor to the creditor(s) as part of the issuance of debt, are accounted for as a direct reduction of or addition to the face amount of the debt (valuation account) as the discount or premium is inseparable from the debt giving rise to it.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The debt premium/discount is amortized to interest expense over the life of the related debt. At December 31, 2009 the remaining premium/discount of $772,328 was fully amortized in association with out deferred financing fees. The following table represents the remaining current and long term portion of the total debt as of December 31, 2009 and December 31, 2008.

Trafalgar Secured Redeemable Debenture Debt Premium/Discount Allocation
	December 31, 2009	December 31, 2008
Current portion of secured redeemable debenture	$2,347,001	$533,450
Total current portion of premium	—	(150,000)
Total current portion of discount	—	(252,954)
Current portion of secured redeemable debenture, net	$2,347,001	$130,496

Long term portion of secured redeemable debenture	$—	$1,813,551
Total long term portion of premium	—	(137,500)
Total long term portion of discount	—	(231,874)
Long term portion of secured redeemable debenture, net	$—	$1,444,177

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

On December 19, 2008, the Company paid $50,000 to reduce the total balance of the loan to $50,000 as of December 31, 2008 (see Note 9, Debt Extinguishment for additional information).

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  As of December 31, 2009, we owed $86,000 plus accrued interest in the amount of $6,450.

On November 5, 2008, the Company entered into agreement promissory note with a director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 we modified the loan agreement to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2009, we owed $77,000 plus accrued interest in the amount of $34,801.

On September 11, 2009, the Company entered into a promissory note with the executive officer of the Company, for $10,000. The terms of the loan were to repay of the loan in the amount of $10,000 with a 10% annual interest to start as of September 30, 2009. As of November 30, 2009 the balance has been repaid.

NOTE 9: Debt extinguishment

We issued to Mr. O’Connor an aggregate of 1,357,143 unregistered shares of common stock, valued at approximately $157,000, as payment of the late fees which accrued through November 2, 2008; and at December 31, 2008, we accrued an additional $36,000 of unpaid late fees due and payable, and Mr. O’Connor amended our verbal loan to eliminate our obligation to pay any additional late fees.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between June and December 2008, we paid to Mr. O’Connor an aggregate of $80,000 in cash as partial payment of the $130,000 principal loan, leaving a $50,000 principal balance at December 31, 2008.  On April 1, 2009, we gave Mr. O’Connor our written promissory note which superseded the verbal loan agreement.  The note capitalized the $36,000 of late fees accrued at December 31, 2008 and added that amount to the $50,000 principal balance then outstanding, resulting in a total principal obligation to Mr. O’Connor of $86,000 as of December 31, 2008, with an interest rate of 10% per annum.  As the terms of the loan were renegotiated in April of 2009, we recalculated the interest paid to date with shares of stock and requested the return of the overpayment of interest in the value of stock. In December 2009 Mr. O’Connor voluntarily returned 1,314,165 of the 1,357,143 shares previously issued to him valued at $150,266 as payment of the accrued late fees on the verbal loan (see Note 8, Related party transactions).

As of December 31, 2009, the Company extinguished $150,266 from the amount of debt owed to Mr. O’Connor. Under disclosure of FASB ASC – “Modifications and Extinguishments Topic”, the Company has accounted for the expense value for the return of the shares as a debt extinguishment.

NOTE 10: Convertible notes

During the quarter ended December 31, 2009, we issued to 4 individuals convertible debentures in the total amount of $125,000. The notes bear interest at the rate of 20% per year and mature in six (6) months on varying dates starting with May 7, 2010. The notes are convertible into the Company’s common stock at a fixed value of $0.05 per share. The following table represents the Beneficial Conversion Feature (“BCF”) on the various notes:

Description	Note value	BCF Value	Amortized BCF value	Total debt value
Convertible note issued on November 7, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 65,000	$ (65,000)	$ 19,392	$19,392
Convertible note issued on November 10, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.045 per share	$ 10,000	$ (10,000)	$ 2,818	$ 2,818
Convertible note issued on December 15, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 10,000	$ (6,000)	$ 528	$ 4,528
Convertible note issued on December 22, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.045 per share	$ 40,000	$ (30,400)	$ 1,503	$ 11,103
Total	$ 125,000	$(111,400)	$ 24,241	$37,841

As of January 6, 2010, the Company converted two of the notes (the November 10 and December 22 notes) totaling $50,000 of the convertible notes at a value of $0.05 per share and issued to these two individuals collectively 1,100,000 shares of the Company’s common stock (see note 14, Subsequent Events).

NOTE 11: Commitments

Capital leases

On July 17, 2008, the Company entered into a Capital lease with Dell Computers. The lease is over a 48 month period with a Bargain Purchase Option at the end of the lease for $1.00, and an interest rate of 5% on any payments over five (5) days late. See table for future payments to the Capital lease:

From	Through	Annual rent	Monthly rent

1/1/2010	12/31/2010	$6,744	$562
1/1/2011	12/31/2011	$6,744	$562
1/1/2012	7/15/2012	$3,934	$562

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. The capital lease is a five (5) year lease at $481 per month.

From	Through	Annual rent	Monthly rent

1/1/2010	12/31/2010	$5,772	$481
1/1/2011	12/31/2011	$5,772	$481
1/1/2012	12/31/2012	$5,772	$481
1/1/2013	12/31/2013	$5,772	$481
1/1/2014		$481	$481

Operating leases

On January 1, 2007, the Company’s restructured its lease obligation related to the operating lease for its office in Henderson, Nevada. This operating lease is with a non-related third party for $3,100 per month, which is under a month-to-month rental agreement.

On December 26, 2007, the Company acquired its wholly owned subsidiary Intecon, Inc. which has an operating lease for its office and manufacturing services located in Tempe, Arizona. This operating lease is with a non-related third party for $6,974 per month with an annual increase. Future minimum payments for office rent are:

From	Through	Sq. footage	$ per sq. ft *	Estimated Annual rent	Monthly rent
1/1/2010	12/31/2010	9,176	9.60	$89,374	$7,341
1/1/2011	4/30/2011	9,176	9.84	$37,622	$7,524

* Rent per square foot for this lease increases May of each year.

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years.

On February 1, 2009, the Company entered into an operating lease for machinery and equipment located at our subsidiary in Henderson, Nevada. This operating lease is with a principal shareholder, and director of the Company. The operating lease is a month-to-month lease for $600 per month with no annual increase.

On February 10, 2009, the Company entered into an operating lease for our corporate offices located in Henderson, Nevada. This operating lease is a three (3) year lease with a non-related third party for $2,635 per month with a 4% annual increase. Future payments to office rent are:

From	Through	Sq. footage	$ per sq. ft ^	Estimated Annual rent	Monthly rent

1/1/2010	12/31/2010	1,600	1.71	$32,880	$2,740
1/1/2011	12/31/2011	1,600	1.78	$34,200	$2,850
1/1/2012	02/28/2012	1,600	1.78	$5,700	$2,850

^ Rent per square foot for this leases increases March of each year.

Total rental expense under the above operating leases for the year ended December 31, 2009 was $95,080 and for the year ended December 31, 2008 was $70,989.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.  As of December 31, 2009, $10,926 of the debt still remains outstanding with total interest of $40,055.

On January 28, 2009, the Company entered into a financing loan agreement with Key Bank in the amount of $32,300, for the purchase of CAD software to be used in operations at its subsidiaries. The loan is a 12 month loan in payments of $2,620, due in February 2010. As of December 31, 2009, the outstanding balance on the loan was $5,239.

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

We reclassified all Trafalgar related debt to current due to the default notice, and have amortized the remaining balance of the deferred financing fees and debt premiums/discounts as of December 31, 2009. The Company has not made any payments to Trafalgar as of March 31, 2009 due to the pending litigation against Trafalgar.

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

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were `unenforceable.  We believe Trafalgar’s allegations are without merit.  We intend to mount a vigorous defense and move the Court to consolidate these two actions.   The Court has entered a scheduling order setting the April 2009 action for a trial docket starting August 30, 2010, with calendar call on August 26, 2010. A discovery cutoff date is currently set for June 4, 2010. The parties plan to jointly request the Court amend the discovery and trial schedule for the April 2009 case so that NAS' claims and Trafalgar's claims proceed on the same discovery track.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Income taxes

At December 31, 2009 and 2008, the Company had federal and state net operating loss carry forwards of approximately $5,319,800 and $2,028,000, respectively, which begin to expire in 2027.  The components of net deferred tax assets, including a valuation allowance, are as follows at December 31 (rounded):

	December 31,
	2009	2008

Deferred tax asset:
Net operating loss carry forward	$1,861,900	$477,700
Stock based compensation	207,300	1,773,000
Stock issued for interest expense	—	55,000
	2,069,200	2,305,700
Deferred tax liabilities:
Depreciation and amortization	(3,500)	(2,600)
Total deferred tax assets	2,065,700	2,303,100
Less: valuation allowance	(2,065,700)	(2,288,100)
Net Deferred Tax Assets	$—	$15,000

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $2,065,700 and $2,288,100, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	December 31,
	2009	2008

Federal statutory tax rate	(35)%	(35)%
State taxes, net of federal benefit	(7)%	(7)%
Permanent difference and other	42%	43%
Effective tax rate	0%	1%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued for interest and penalties in the amount of approximately $27,100 and $27,100 for December 31, 2009 and 2008, respectively.  This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, were unable to be made in 2009 and past payroll tax IRS audit findings for our ISS subsidiary.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2009, before its extension due date.   Prior year federal (including payroll tax returns) and state filings have been made.  The U.S. federal returns are considered open tax years for years 2006 - 2009. No tax returns are currently under examination by any tax authorities.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: Stockholders’ deficit

Preferred Stock

Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

Common Stock

On February 15, 2008, the Company’s Board of Directors, in February of 2008, decided that it would satisfy all investors from the TBeck issue, to avoid any legal issues. The total amount of shares issued to these investors amounted to 2,016,933 shares of restricted common stock. As the Company did not receive proceeds from these stock issuances, the shares were valued at par value $0.001 and expensed. Total expense recognized as of December 31, 2008 was $2,017 for these 2,016,933 restricted shares.

On April 4, 2008, the Company issued 150,000 shares of restricted common stock valued at $30,000 for services rendered to the Company. The shares were valued at market value on April 4, 2008 which was $0.20 per share.

On May 19, 2008, the Company issued 480,000 shares of restricted common stock valued at $168,000 for services rendered to the Company. The shares were valued at market value on May 19, 2008 which was $0.35 per share.

On May 19, 2008, the Company issued 111,111 shares of restricted common stock valued at $38,889 for services rendered to the Company. The shares were valued at market value on May 19, 2008 which was $0.35 per share.

On May 19, 2008, the Company issued 1,315,055 shares of restricted common stock valued at $1,315 to various investors in an effort to compensate in an agreement which was initially secured through TBeck Capital. The shares were valued at par value which is $0.001.

On June 2, 2008, the Company issued 4,075,000 shares of restricted common stock valued at $1,238,625 to Board of Directors for services provided to the Company. The shares were valued at market value on June 2, 2008 which was $0.31 per share.

On June 30, 2008, the Company issued 300,000 shares of restricted common stock valued at $84,000 to Board of Directors for services provided to the Company. The shares were valued at market value on June 30, 2008 which was $0.28 per share.

On July 11, 2008, the Company issued 2,000,000 shares of restricted common stock valued at $540,000 to Trafalgar per the financing agreement. The shares were valued at market value on July 11, 2008 which was $0.27 per share.

On July 11, 2008, the Company issued 150,000 shares of restricted common stock to Trafalgar valued at $10,353 per the Trafalgar financing agreement dated July 21, 2008 (section 6(e)) in exchange for 150,000 previously issued warrants (See Note 8, Secured redeemable debentures). The shares were valued at market value on July 11, 2008 which was $0.27 per share.

On July, 21, 2008, the Company issued 600,000 shares of its restricted common stock valued at $162,000 for advisor services to the Board of Directors. The shares were valued at market value on July 11, 2008 which was $0.27 per share.

On July 21, 2008, the Company issued 592,592 shares of restricted common stock valued at $593 to various investors in an effort to compensate in an agreement which was initially secured through TBeck Capital. The shares were valued at par value which was $0.001.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2008, the Company issued 2,150,000 shares of common stock valued at $494,500 for services of the Board of Directors from January 1, 2008 to December 31, 2008. The shares were valued at market value on August 8, 2008 which was $0.23 per share.

On August 8, 2008, the Company issued 2,000,000 shares of its restricted common stock valued at $460,000 for advisor services to the Board of Directors. The shares were valued at market value on August 8, 2008 which was $0.23 per share.

On August 15, 2008, the Company issued 109,286 shares of restricted common stock valued at $109 to various investors in an effort to compensate in an agreement which was initially secured through TBeck Capital. The shares were valued at par value which was $0.001.

On September 22, 2008, the Company issued 357,143 shares of restricted common stock valued at $57,142, to satisfy the outstanding interest of the loan at August 31, 2008 (see Note 8, Related party transactions). The shares were valued at market value on September 19, 2008 which was $0.16 per share.

On October 16, 2008, the Company issued 6,000,000 shares of restricted common stock to Board of Directors valued at $1,020,000. The shares were valued at market value on October 16, 2008 which was $0.17 per share.

On October 16, 2008, the Company issued 500,000 shares of restricted common stock valued at $85,000 for services provided to the Company. The shares were valued at market value on October 16, 2008 which was $0.17 per share.

On October 16, 2008, the Company issued 250,000 shares of restricted common stock valued at $42,500 for services provided to the Company. The shares were valued at market value on October 16, 2008 which was $0.17 per share.

On November 12, 2008, the Company issued an additional 1,000,000 shares of its restricted common stock valued at $100,000 in order to satisfy the additional interest accumulated for the $100,000 loan. As of the date of these financial statements the debt remained outstanding (see Note 8, Related party transactions).

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

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 3, 2009, the Company issued 779,163 shares of restricted stock common stock valued at $77,916 in consideration for salary compensation to the Company in the amount of $0.10 per share.

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

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2009, the Company issued 100,000 shares of restricted common stock valued at $5,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 1,575,000 shares of restricted common stock valued at $75,000 in consideration for cash to the Company in the amount of $0.05 per share.

On September 10, 2009, the Company issued 66,750 shares of restricted common stock valued at $7,343 for services to the Company. The Company valued for services rendered in the amount of $0.11 per share. In October, 2009 the Company requested a return of shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 1, 2009, the Company issued to three individuals an aggregate of 137,400 shares of common stock in consideration for $6,700 in cash, or $0.05 per share.

On October 1, 2009, the Company issued 5,000 shares of restricted common stock valued at $500 for services to the Company. The Company valued for services rendered in the amount of $0.10 per share. In October, 2009 the Company requested a return of shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 5, 2009, the Company issued to one individual 60,000 shares of common stock in consideration for $3,000 in cash, or $0.05 per share.

On October 5, 2009, the Company issued 3,000 shares of restricted common stock valued at $330 for services to the Company. The Company valued for services rendered in the amount of $0.11 per share. In October, 2009 the Company requested a return of shares for cancellation after we were advised we could not pay finder’s fees to any person who was not a registered broker-dealer.

On October 19, 2009, the Company issued 750,000 shares of common stock valued at $0.11 per share based upon fair market value on October 19, 2009. The Company issued the shares for services per consulting agreement values at $82,500.

On October 27, 2009, the Company issued to 4 individuals an aggregate of 447,500 shares of common stock in consideration for $21,500 in cash, or $0.05 per share.

On November 2, 2009, the Company issued to an individual 200,000 shares of common stock in consideration for $10,000 in cash, or $0.05 per share as of December 31, 2009 the Company recorded a stock receivable.

On December 2, 2009, the Company received a return of stock previously issued to Bob O’Connor for payment of interest expense on his related party loan (see Note 8, Related party transactions). As the terms of the loan were renegotiated in April of 2009, we recalculated the interest paid to date with shares of stock and requested the return of the overpayment of interest in the value of stock. Mr. O’Connor agreed to return the difference in stock compensation and we received 1,314,165 shares of our common stock returned to Treasury valued at $150,266.

NOTE 14: Subsequent events

On January 6, 2010, the Company issued 220,000 shares of common stock valued at $0.045 per share based upon the conversion price under our convertible note dated November 10, 2009.

On January 6, 2010, the Company issued 880,000 shares of common stock valued at $0.045 per share based upon the conversion price under our convertible note dated December 22, 2009.

On January 27, 2010, the Company issued 1,000,000 shares of common stock valued at $60,000 or $0.06 per share based on the fair market value on January 27, 2010, for services rendered per the consulting agreement dated January 27, 2010.

NATIONAL AUTOMATION SERVICES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2010, the Company issued 700,000 shares of common stock valued at $42,000 or $0.06 per share based on the fair market value on February 9, 2010, for services rendered per our consulting agreement dated February 1, 2010.

On February 11, 2010, the Company issued to one individual 40,000 shares of common stock in consideration for $2,000 in cash, or $0.05 per share.

On February 15, 2010, the Company issued to one individual 690,000 shares of common stock in consideration for $30,000 in cash, or $0.043 per share.

On March 5, 2010, the Company issued to one individual 220,000 shares of common stock in consideration for $10,000 in cash, or $0.045 per share.

On March 8, 2010, the Company issued to one individual 88,000 shares of common stock in consideration for $4,000 in cash, or $0.045 per share.

On March 15, 2010, the Company issued to two individuals an aggregate of 220,110 shares of common stock in consideration for $10,000 in cash, or $0.045 per share.

On March 17, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 29, 2010, the Company received $100,000 for the purchase of 2,000,000 shares of common stock valued at $0.05 per share.

On March 29, 2010, the Company received $10,000 for the purchase of 200,000 shares of common stock valued at $0.05 per share.

On March 30, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 30, 2010, the Company received $10,000 for the purchase of 200,000 shares of common stock valued at $0.05 per share.

On April 1, 2010, the Company amended the operating lease agreement for our corporate offices located in Henderson, Nevada. The operating lease runs from April 1, 2010 for thirty-one months (31) to October 31, 2012 with a non-related third party for $4,950 per month with no annual increase for (24) twenty four months after the 24 month period; the increase to rent is 4.63%. Future payments to office rent are:

From	Through	Sq. footage	$ per sq. ft *	Estimated Annual rent	Monthly rent

4/1/2010	12/31/2010	3,200	1.54	$44,550	$4,950
1/1/2011	12/31/2011	3,200	1.54	$59,400	$4,950
1/1/2012	10/31/2012	3,200	1.61	$61,168	$5,152

* Rent per square foot for this lease increases April of third year.

On April 7, 2010, the Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share based on the commitment fee per our equity financing agreement dated April 7, 2010. Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant and the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period upon approval of an S-1 registration statement.

The Company has evaluated subsequent events from the balance sheet date through April 14, 2010 and, other than noted above, there are no such events that would have a material impact on the financial statements.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

ITEM 9A:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As noted in our Form 10-Q report filed as of November 16, 2009, the Company had indicated restated financials to correct internal control issues. As of the current annual filing, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting.

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

Under the supervision and with the participation of our management, and our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our annual financial statements as of December 31, 2009 and believe that we had a material weakness in our financial reporting of internal controls. The Company has implemented controls as a result of the documentation surrounding the material weakness by analyzing our financials, reviewing disclosure requirements by the SEC and providing for management, detailed schedules and documentation which will mitigate our risk in the area of our internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

ITEM 9B:

 OTHER INFORMATION

Our Form 10 General Registration Statement filed with the Securities and Exchange Commission on August 7, 2009 went effective 60 days following that date, on October 6, 2009, and cleared all comments, in their limited review on March 8, 2010.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position
Robert H. O’Connor	65	Director of National Automation Services, Inc. (“NAS”)

Robert W. Chance	53	Director, President and Chief Executive Officer

Manuel Ruiz	45	Director and Secretary of NAS; Secretary of Intuitive System Solutions, Inc. (“ISS”)

Jody R. Hanley	48	Director of NAS; President of ISS

Brandon Spiker	40	Vice President of Operations of NAS; President of Intecon, Inc. (“Intecon”)

David Marlow	46	Vice President of Sales and Marketing of NAS; Vice President of Sales of Intecon

Jeremy W. Briggs	34	Vice President, Principal Financial Officer and Chief Accounting Officer of NAS

Robert H. O’Connor has served as a director since October 2, 2007, when we acquired Intuitive Systems Solutions, Inc. (“ISS”) in a reverse merger.  Mr. O’Connor is the President and the owner of O’Connor Mortgage and Investment Company, which he established in 1981.  Mr. O’Connor has developed, built and acquired both commercial and residential properties, and he also is an investor in diverse early stage companies.

Robert W. Chance has served as a director and our President and Chief Executive Officer since October 2, 2007, when we completed our reverse merger with ISS; and he served as our acting Principal Financial Officer from September 2008 through December 2008 (Jeremy Briggs filled that position on January 1, 2009). From July 2005 to June 2007, Mr. Chance was Chief Operations Officer of Nytrox Systems, which engaged in the business of manufacturing ozone generating equipment; and from October 2004 until October 2, 2007 he served as Vice President of ISS. Prior to that time, he held management positions in Siemens and Johnson Controls, and worked for representatives of Honeywell and Fisher Controls International, over the course of his 30 year career in the automation and controls industry.

Manuel Ruiz has served as a director and our Secretary since October 2, 2007, when we reverse merged with ISS.  He has been Director of Engineering and the Controls Engineer of ISS since he co-founded it in April 2001. Mr. Ruiz has over 21 years of experience and expertise in PLC system programming and design, including process control and electrical engineering, including working for Honeywell from 1996 to 2001, designing and building automation systems and industrial related control projects.

Jody R. Hanley has served as a director since October 2, 2007, when we reverse merged with ISS.  He has been the President of ISS since he co-founded it in April 2001. Mr. Hanley has over 21 years of supervisory and managerial experience, including five years as a project manager and facility maintenance manager for Merck Medco, a Fortune 50 company.

Brandon Spiker has served as our Vice President of Operations since December 31, 2007, when we acquired Intecon Inc. He has been the President of Intecon, Inc. since he co-founded it in March 1999.

David Marlow has served as our Vice President of Sales and Marketing since December 31, 2007, when we acquired Intecon, Inc. He has been the Vice President of Sales of Intecon, Inc. since he co-founded it in March 1999. Mr. Marlow’s background is in sales and marketing of industrial process equipment and controls.

Jeremy Briggs has served as our Principal Financial Officer since January 1, 2009.  He also has served as our Vice President and Chief Accounting Officer since January 2009 (he has worked for us since July 2008, originally as Senior Accountant, and from October through December 2008 as Controller) and he is responsible for directing our overall accounting policies and functions.  He has over seven years of accounting experience working for both public and private companies, although he is not a certified public accountant.  He was a Staff Auditor at De Joya Griffith & Company, LLC, certified public accountants and consultants located in Henderson, Nevada, from February 2007 to June 2008.  He was a Divisional Accountant

for Toll Brothers, Inc., a national builder of luxury homes, from May 2006 to February 2007. He was an Accounts Receivable/Bookkeeper for Bonotel Exclusive Travel, a Las Vegas, Nevada tour operator specializing in deluxe hotels and resorts throughout the U.S. and Canada, from November 2005 to May 2006.  From September 2004 to November 2005 Mr. Briggs was a full-time student.

No Involvement in Certain Legal Proceedings

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

• any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
• any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common stock on Forms 3, 4 and 5 with the SEC. Based on our review of the copies of such forms that we have received and written representations from certain reporting persons we believe that all our executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2009.

Code of Ethics and Corporate Governance

We have adopted a Code of Conduct (ethics) and Corporate Governance that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer; our management team and all employees. A copy of our Code of Conduct (ethics) and Corporate Governance is posted on our Internet site at http://www.nasautomation.com. In the event that we amend or grant any waiver from, a provision of the Code of Conduct (ethics) and Corporate Governance that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet site.

ITEM 11:

EXECUTIVE COMPENSATION

The following table sets forth all compensation earned during the fiscal years ended December 31, 2008 and 2009, by (i) our Chief Executive Officer (principal executive officer), (ii) our Principal Financial Officer, (iii) the four most highly compensated executive officers other than our CEO and PFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Name & Principal Position	Year	Salary ($) (7)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Chance,	2009	76,000	0	8,000	(6)	0	0	0	84,000
PEO
	2008	104,000	0	610,000	(1)	0	0	0	714,000
Jonathan Woods,
PFO	2008	114,500	0	427,500	(2)	0	0	0	542,000
Brandon Spiker,	2009	91,400	0	8,076	(6)	0	0	0	99,476
Vice President – Operations; Vice President – Sales of Intecon	2008	125,000	0	210,000	(3)	0	0	0	335,000
David Marlow,	2009	76,000	0	8,000	(6)	0	0	0	84,000
Vice President – Sales and Marketing; President – Intecon	2008	104,000	0	210,000	(3)	0	0	0	314,000
Manual Ruiz,	2009	76,000	0	8,000	(6)	0	0	0	84,000

Secretary; Secretary of ISS	2008	104,000	0	340,000	(4)	0	0	0	444,000
Jody R. Hanley,	2009	76,000	0	8,000	(6)	0	0	0	84,000

President of ISS	2008	104,000	0	340,000	(4)	0	0	0	444,000
Jeremy W. Briggs, PFO Chief Accounting Officer	2009	61,600	0	52,600	(5)	0	0	0	114,200

(1)

In 2008 we issued to Mr. Chance $610,000 of stock-based compensation, an aggregate of 3,000,000 shares of our common stock, respectively, in lieu of a base salary increase and bonus as we elected to apply our limited cash resources to other corporate purposes. We based the 2008 stock award of $340,000 (paid in a 2,000,000 share grant made on October 16, 2008) upon his additional workload in connection with positioning NAS to become a reporting company through the expected effectiveness of the S-1 registration statement we filed in December 2008 and anticipated related investor and shareholder relations duties.  Mr. Chance received an additional $270,000 (paid on July 21, 2008 in a 1,000,000 share grant) in consideration of his personal guaranty of NAS’ obligations to Trafalgar.

(2)

We issued to this individual $427,500 of stock-based compensation, an aggregate of 1,450,000 shares, as a severance payment.  He left our employ on October 2, 2008.

(3)

We issued 1,500,000 shares to this individual in 2008 as a retention bonus under his employment agreement with our Intecon subsidiary; the shares were valued on December 26, 2007, the date we acquired Intecon, at $0.14 per share.

(4)

In 2008 we issued to this individual $340,000, respectively, of stock-based compensation, an aggregate of 2,000,000 shares of our common stock, respectively, in lieu of a base salary increase and bonus as we elected to apply our limited cash resources to other corporate purposes. We based the 2008 stock award of $340,000 (paid in a 2,000,000 share grant made on October 16, 2008) based upon his additional workload in connection with positioning NAS to become a reporting company through the expected effectiveness of the S-1 registration statement we filed in December 2008 and anticipated related investor and shareholder relations duties.

(5)

In 2009 we issued to this individual $50,000 of stock based compensation, an aggregate of 250,000 shares of our common stock based upon his employment agreement, 350,000 shares of our common stock in lieu of a base salary increase and bonus and 26,154 shares of our common stock, respectively, as part of our temporary salary reduction program implemented to save cash as we elected to apply our limited cash resources to other corporate purposes.

(6)

In 2009 issued common stock to our named executive officers in lieu of salary as part of our temporary salary reduction program implemented to save cash (see Item 13 Certain Relationships and Related Transactions, and Director Independence – Compensation).

(7)

In 2009 we imposed a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management (see Item 1A Risk Factors - Operating Losses, Layoffs and Cutbacks).

Employment Contracts

Employment Agreements with Named Executive Officers

Robert Chance. Effective October 12, 2007, our ISS subsidiary entered into an employment agreement, as amended, with Robert Chance under which he agreed to devote his full working time to the discharge of his duties, such duties to be those which ISS may from time to time assign to him.  Pursuant to the agreement, we agreed to pay Mr. Chance a salary at the rate of $104,000 per year and to provide him with such supplemental benefits as we may from time to time provide to our full-time employees in similar positions as Mr. Chance. Mr. Chance is subject to certain non-compete restrictions for so long as he is employed by us and for a one-year period after the end of his employment. He is also subject to certain non-disclosure restrictions at all times during and after his employment. The term of the agreement is for a two-year period and will continue for successive periods of one year each, unless either party terminates the employment at the end of the initial term or any renewal term by giving written notice at least 30 days prior to the end of such term. Mr. Chance’s employment will terminate upon the first to occur of the expiration of the initial or any renewal term, as applicable, his death or total and permanent disability, our election to terminate him due to his material breach of any of his covenants under the employment agreement, or our election to terminate him for cause. We agreed to review his salary at annual intervals, and we may make any increases we deem appropriate. To the extent not covered by our disability insurance, if any, if Mr. Chance is unable to perform his services during the term of this agreement by reason of illness or incapacity, he shall receive his full compensation during the first two (2) months of such disability. If such disability should continue for longer than two (2) months, the compensation otherwise payable to Mr. Chance during the continued period of disability shall be reduced by fifty percent (50%) provided such continued period of disability lasts no longer than four (4) months. Mr. Chance’s full compensation shall be reinstated upon his return to employment and his discharge of his full duties hereunder. This provision shall not be operative until all benefits under our long-term disability insurance plan, if any, have been calculated and shall not be considered in determining the amount of benefits under any such insurance plan. If Mr. Chance dies during the term of this agreement, we shall pay to his estate any salary which would have otherwise been earned for the balance of the month in which death occurred, plus two years of his then monthly base pay.

Jody Hanley.  On February 14, 2007, ISS entered into an employment agreement with Jody Hanley, all of the material terms of which are identical to those of the employment agreement with Mr. Chance as described above.

Manuel Ruiz.  On February 14, 2007, ISS entered into an employment agreement with Manuel Ruiz, all of the material terms of which are identical to those of the employment agreement with Mr. Chance as described above.

Brandon Spiker.  On December 26, 2007, in connection with our acquisition of Intecon Inc., we entered into an employment agreement with Mr. Spiker in which he agreed to accept a full-time senior management position with Intecon, initially as its President, for a 24-month term commencing January 1, 2008.  We agreed to pay him a minimum annual salary of $112,008, subject to such increases as we may approve.  As a retention bonus we issued to Mr. Spiker 1,500,000 shares of common stock, which we valued at $210,000 based on the closing market price on December 26, 2007 of $0.14 per share; provided, however, that if he voluntarily resigns before the end of the 24-month employment term he will forfeit 62,500 shares, being 1/24 of such 1,500,000 shares, for each month remaining during such term.

David Marlow.  On December 26, 2007, we entered into an employment agreement with Mr. Marlow, all the material terms of which are identical to those of Mr. Spiker’s agreement except that Mr. Marlow serves as Intecon’s Vice President – Sales and his minimum annual salary is $89,808.

Jeremy Briggs.  On July 28, 2008, we entered into an employment agreement with Jeremy Briggs, as amended January 1, 2009, under which he agreed to devote his full working time as a Vice President and our Chief Accounting Officer.  Pursuant to the agreement, we agreed to pay Mr. Briggs a salary at the rate of $85,000 per year, to issue to him 250,000 shares of common stock which we valued at $32,500, and to provide him with such supplemental benefits as we may from time to time prove to our full-time employees in similar positions as Mr. Briggs.  Mr. Briggs is subject to certain non-compete restrictions for so long as he is employed by us and for a one-year period after the end of his employment.  He is also subject to certain non-disclosure restrictions at all times during and after his employment. The term of the agreement is for a one-year period and will continue for successive periods of one year each, unless either party terminates the employment at the end of the initial term or any renewal term by giving written notice at least 30 days prior to the end of such term.  Mr. Briggs’ employment will terminate upon the first to occur of the expiration of the initial or any renewal term, as applicable, his death or total and permanent disability, our election to terminate him due to his material breach of any of his covenants under the employment agreement, or our election to terminate him for cause.  We also may terminate Mr. Briggs without cause at any time, with unanimous approval of our Board of Directors, on at least one month written notice, in which event we must pay him his then base salary for one year plus the prorated amount of any discretionary incentive compensation to which he otherwise would have been entitled.  Mr. Briggs also would be entitled to such salary and incentive compensation if he terminates his employment for “good reason” (which term is not defined).  Mr. Briggs also may terminate his employment with us at any time on 30 days written notice.  We agreed to review his salary at annual intervals, and we may make any increases we deem appropriate.  To the extent not covered by our disability insurance, if any, if Mr. Briggs is unable to perform his services during the term of this agreement by reason of illness or incapacity, he shall receive his full compensation during the first two (2) months of such disability.  If such disability should continues for longer than two (2) months, the compensation otherwise payable to Mr. Briggs during the continued period of disability shall be reduced by fifty percent (50%) provided such continued period of disability lasts no longer than four (4) months.  Mr. Briggs’ full compensation shall be reinstated upon his return to employment and his discharge of his full duties thereunder.  This provision shall not be operative until all benefits under our long-term disability insurance plan, if any, have been calculated and shall not be considered in determining the amount of benefits under any such insurance plan.

Termination of Employment or Change in Control Arrangements

Except as disclosed in this prospectus, there are no compensatory plans or arrangements with any named executive officer (including payments to be received from our parent company or any of our subsidiaries), which result or will result from the resignation, retirement or any other termination of employment of such named executive officer or from a change of control of our parent company or any of our subsidiaries or any change in such named executive officer’s responsibilities following a change in control.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Management

The following table sets forth certain information as of April 12, 2010 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)	Percent of Class (2)

Common Stock	Robert W. Chance(3)	7,961,633	8.32%
Common Stock	Jody R. Hanley(3)	9,563,333	10.00%
Common Stock	Manuel Ruiz(3)	9,563,333	10.00%
Common Stock	Robert H. O’Connor(4)	5,192,978	5.43%
Common Stock	Brandon Spiker	1,700,769	1.78%
Common Stock	David Marlow	1,670,000	1.76%
Common Stock	Jeremy Briggs(5)	626,154	0.65%
Common Stock	All Executive Officers and
	Directors as a Group (7 persons)	36,278,200	37.92%
_______________

(1)

Each person named is an executive officer or a director. Except as otherwise indicated, the address of each beneficial owner is c/o National Automation Services, Inc., 2470 St. Rose Parkway Ste 314, Henderson NV 89074.

(2)

Applicable percentage ownership is based on 95,667,315 shares of our common stock outstanding as of April 12, 2010, as provided by our Transfer Agent, which systematically makes the calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)

Each individual formerly was a principal shareholder of ISS, and in connection with our October 2, 2007 reverse merger he executed a lockup agreement in which he agreed not to sell any of the 7,333,333 shares he received in that transaction for two years, other than in a private sales transaction approved in advance by Ronald Williams (the President of T-Beck Capital, Inc., who died in March 2009) or Joseph Pardo, each of whom we deemed to have been a “promoter” following such reverse merger.  See Item 7 below, “Certain Relationships and Related Transactions, and Director Independence – Promoters and Control Persons.”

(4)

Includes (i) 225,000 shares of common stock held by immediate family members, (ii) 500,000 shares of common stock held by O’Connor Mortgage, an entity Mr. O’Connor controls, and (iii) 2,000,000 shares of common stock held by the O’Connor Trust, a trust of which Mr. O’Connor is the trustee.  In March 2008, Mr. O’Connor paid $25,000 to Victoria Financial Consultants to purchase an aggregate of 4,075,000 of the free-trading shares we originally issued to T-Beck and its designees pursuant to our reverse acquisition with our reverse acquisition with ISS, as described above in Item 1, as follows:  T-Beck Capital (935,000 shares); Warren Street Investments (500,000 shares); Victoria Financial Consultants (1,950,000 shares); and Blake Williams (690,000 shares).  Despite the passing of approximately 19 months since his payment of the purchase price, Mr. O’Connor has not yet received any stock certificates, although he did receive separate Limited Powers of Attorney and Stock Powers signed by Blake Williams individually and by Ronald Williams on behalf of each corporate seller (such power of attorney became invalid in March 2009 when Ronald Williams died).  Mr. O’Connor believes that all these shares were seized by and now are in the possession of the FBI, and he does not know if or when such shares will be released to him.  Accordingly, Mr. O’Connor does not believe he has any voting or dispositive rights with respect to such shares, and he has not claimed beneficial ownership of these 4,075,000 shares and they are excluded from the amount of shares listed.

(5)	Includes 26,154 shares held by immediate family members.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensations plans.

Changes in Control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last three years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, promoters or founders, or immediate family members of these persons, or promoter or founder, or immediate family of such persons, which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last two fiscal years, whichever is less:

Transaction with related persons

Described below are certain transactions and currently proposed transactions, from January 1, 2008, the beginning of our last two fiscal years, between us and our named executive officers, our directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including immediate family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $17,905 (being the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years), other than compensation arrangements that are otherwise described under “Executive Compensation.”

Borrowings:

On February 12, 2008, we borrowed pursuant to an oral loan agreement with Robert Chance, a director, named executive officer and principal shareholder, $35,000 with 0% interest.  As of March 31, 2009 this debt has been paid in full.

Between June 20 and 30, 2008, pursuant to a verbal loan agreement with Robert O’Connor, a non-employee director and a principal shareholder, we borrowed an aggregate of $130,000 and agreed to repay it, without interest, within 30 days, in default of which we agreed to pay a default or late fee of $1,000 per day until the outstanding principal was repaid in full.  This post-default fee was equivalent to an interest rate of 11.7% per month, calculated as follows: During the five (5) month period August 1, 2008 through December 31, 2008 (as described below, no late fees accrued after December 31, 2008), $152,000 of penalties accrued at the rate of $1,000 per day because we had not repaid in full the original principal loan amount of $130,000, and the effective monthly interest rate was obtained by dividing the total accrued late fees ($152,000) by the unpaid original principal amount ($130,000), and then dividing that quotient by the total number of months (10) during which these late fees had accrued, i.e., ($152,000/$130,000 x 100)/10 months = 11.7%.

We issued to Mr. O’Connor an aggregate of 1,357,143 unregistered shares of common stock, valued at approximately $157,000, as payment of the late fees which accrued through November 2, 2008; and at December 31, 2008, we accrued an additional $36,000 of unpaid late fees due and payable, and Mr. O’Connor amended our verbal loan to eliminate our obligation to pay any additional late fees.  Between June and December 2008, we paid to Mr. O’Connor an aggregate of $80,000 in cash as partial payment of the $130,000 principal loan, leaving a $50,000 principal balance at December 31, 2008.  On April 1, 2009, we gave Mr. O’Connor our written promissory note which superseded the verbal loan agreement.  The note capitalized the $36,000 of late fees accrued at December 31, 2008 and added that amount to the $50,000 principal balance then outstanding, resulting in a total principal obligation to Mr. O’Connor of $86,000 as of April 1, 2009.  We also agreed to pay interest on this obligation at an annual interest rate of 10% in compliance with our corporate policy, implemented March 31, 2009, which fixed at 10% per annum the rate of interest payable on our indebtedness to related parties, e.g., officers, directors and holders of 10% or more of our common stock.  As of December 31, 2009, we owed Mr. O’Connor $86,000 plus $6,450 in accrued interest.  (In December 2009 Mr. O’Connor voluntarily returned 1,314,165 of the 1,357,143 shares previously issued to him as payment of the accrued late fees on the verbal loan.  After taking into account the return of these shares, interest accrued from inception of the verbal loan at a 10% annual rate, consistent with our corporate policy for interest payable on loans from related parties such as directors.

On November 5, 2008, we borrowed pursuant to a loan agreement with Jody Hanley, a director, named executive officer and principal shareholder, $72,000 with flat interest amount of $5,000 plus $250 a day in late fees for each day not paid after December 5, 2008.  On April 1, 2009 we modified the loan agreement to remove the $250 per day late fee and add an annual interest rate of 10% to comply with our corporate policy.  As of December 31, 2009, we owed Mr. Hanley $77,000 plus $34,861 in accrued interest.

Lease:

Effective January 21, 2009, we entered into an operating lease for machinery and equipment located in Henderson, Nevada, with Jody Hanley, on a month-to-month basis for $600 per month.  We use this equipment, which accounts for approximately 40% of our manufacturing equipment in our ISS division and which we are responsible for maintaining and insuring, to make our control panels, and we have first refusal rights to purchase it in the event Mr. Hanley elects to sell it.  For more information see Part II - Item 2. Properties

Compensation, Etc.

In addition to the employment agreements we entered into with our named executive officers in connection with our October 2, 2007 reverse merger with ISS (see Item 11, Executive Compensation - Employment Agreements with Named Executive Officers, above), we also have issued to our named executive officers common stock as compensation in addition to the amounts of salary set forth in their respective employment agreements, as follows:

To Jeremy Briggs:  On July 16, 2009, we issued 350,000 shares valued at $17,500 in lieu of a salary increase.

To Robert W. Chance:  On July 11, 2008, we issued 1,000,000 shares valued at $270,000; and on

October 21, 2008, we issued 2,000,000 shares valued at $340,000.

To Jonathan Woods:  On May 19, 2008, we issued 450,000 shares valued at $157,500; and on July 16,

2008, we issued 1,000,000 shares valued at $270,000.

To Jody Hanley:  On October 21, 2008, we issued 2,000,000 shares valued at $340,000.

To Manuel Ruiz:  On October 21, 2008, we issued 2,000,000 shares valued at 340,000.

In July 2009, we issued common stock to our named executive officers in lieu of salary as part of our

temporary salary   reduction program implemented to save cash, valuing the shares at $0.10 each, as   follows:

Jeremy Briggs:

26,154 shares

Robert Chance:

80,000 shares

Jody Hanley:

80,000 shares

David Marlow:

80,000 shares

Manuel Ruiz:

80,000 shares

Brandon Spiker:

80,769 shares

We also have issued common stock to Robert O’Connor, a non-employee director and a principal shareholder, as compensation for services rendered, as follows:  On December 5, 2007, we issued 150,000 shares valued at $126,000 on November 1, 2007, the day on which we authorized the issuance thereof, based on the closing market price that day of $0.84 per share; on June 2, 2008, we issued 4,075,000 shares valued at $1,283,625; and on August 8, 2008, we issued 1,000,000 shares valued at $230,000.

On January 28, 2009, we issued to Gianpiero Balestrieri 2,000,000 shares (which we valued at $240,000 based on the $0.12 closing market price of our common stock on January 23, 2009, the day we authorized such issuance) in consideration of all corporate, operational and acquisitions advisory services to be rendered by him after July 31, 2009, i.e., we are not obligated to pay him any additional compensation for his services to us after that date.  As a result of this stock award Mr. Balestrieri became the holder of 4,500,000 shares, representing more than 5% of our outstanding common stock, a classification which applied to him until September 15, 2009, when we issued additional shares to third parties.  (Prior to the January 2009 stock award Mr. Balestrieri owned 2,500,000 shares, of which (a) on July 21, 2008 we issued 500,000 shares (which we valued at $135,000 based on the $0.27 closing market price of our common stock on that day) to retain his advisory services and (b) on August 14, 2008 we issued an additional 2,000,000 shares (which we valued at $460,000 based on the $0.23 closing market price of our common stock on August 8, 2008, the day we authorized such issuance) as compensation for services rendered and to be rendered by him through July 31, 2009.)  NAS originally had a written advisory agreement with Mr. Balestrieri dated July 16, 2008 for him to serve as the exclusive financial advisor to our board of directors, but three days later it was voided by the parties by mutual agreement, principally to allow NAS the flexibility to hire other advisors if it so desired and also to expand the scope of Mr. Balestrieri’s duties to include corporate, operational and acquisitions advisory services to Management; and he has served continuously without a written agreement.  The amounts of his 2008 and 2009 share grants were based on a mutual determination that (a) the value thereof represented a reasonable cost to NAS to obtain the services of an executive with Mr. Balestrieri’s experience at times when NAS did not have available or did not wish to expend for his services an equivalent amount of cash, and (b) such shares would provide sufficient incentive to Mr. Balestrieri.  Mr. Balestrieri has brought to NAS approximately 18 years of executive experience in budgeting and creating and executing corporate and growth strategies (both internal growth and growth by strategic acquisition) obtained through his prior employment as an executive with General Electric, Optiglobe and Bechtel, among other things.

Promoters and certain control persons

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as noted in our registration statement Form 10/a filed on March 3, 2010.

Indemnification of Directors and Officers

Indemnification under Nevada Law

Nevada law generally permits us to indemnify our directors, officers, employees and agents. Pursuant to the provisions of Nevada Revised Statutes 78.7502, we, as a corporation organized in Nevada, may indemnify our directors, officers, employees and agents in accordance with the following:

(a)

A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, against expenses, actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable for breach of his fiduciary duties as a director or officer pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b)

A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable for breach of his fiduciary duties pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

(c)

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Article IX of our bylaws allows us to indemnify of any and all persons who serve as a director, officer, employee or agent of our company to the fullest extent permitted under Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

Director Independence

There are no members of our board of directors who would be considered an “independent” director under the definition of “independence” set forth in NASDAQ Rule 5605(a)(2).

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-Q and registration statement Form 10 for fiscal 2009 and 2008 were approximately $74,000 and  $60,000, respectively.

Tax Fees

The aggregate fees billed by the Company’s tax accountants for the professional services rendered in connection with the filing of the Company’s tax form 1120 for the fiscal year of 2008 was $6,000. The Company’s current filing tax form 1120 for the fiscal year of 2009 estimates the fees to be approximately $6,000.

Other Fees

For 2009 and 2008, we incurred no other fees to Lynda R. Keeton, CPA, LLC, Certified Public Accountants, for products and services other than the services reported above.

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements Filed

(b)

Exhibits

Exhibit No.	Description of Exhibit

2.1

Stock Purchase Agreement dated October 2, 2007 by and among National Automation Services, Inc., Intuitive System Solutions, Inc., the stockholders of Intuitive System Solutions, Inc., TBeck Capital Inc. and 3 JP Inc. (1)

2.2	Stock Purchase Agreement dated December 26, 2007 by and among National Automation Services, Inc., Intecon, Inc. and the stockholders of Intecon, Inc. (1)

2.3	Stock Purchase Agreement dated June 30, 2009 by and among National Automation Services, Inc., Control Engineering, Inc., and the stockholders of Control Engineering, Inc. (1)

3.1	Articles of Incorporation, as amended.(1)

3.2	Bylaws.(1)

10.1	Securities Purchase Agreement dated March 26, 2008 by and between National Automation Services, Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.2	Security Agreement dated March 26, 2008 by and between National Automation Services and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.3	Secured Redeemable Debenture issued March 26, 2008 by National Automation Services, Inc. to Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.4	Securities Purchase Agreement dated July 21, 2008 by and between National Automation Services, Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.5	Security Agreement dated July 21, 2008 by and between National Automation Services, Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.6	Personal Guaranty dated July 21, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.7	Secured Redeemable Debenture issued July 21, 2008 by National Automation Services, Inc. to Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.8

Credit Agreement dated December 18, 2008 by and among National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc., Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.9	Security Agreement dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.10	Revolving Note issued December 18, 2008 by National Automation Services, Inc., Intecon, Inc. and Intuitive System Solutions, Inc. to Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.11	Guaranty dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.12	Personal Guaranty dated December 18, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.13	Employment Agreement of Robert Chance.(1)

10.14	Employment Agreement of Manuel Ruiz.(1)

10.15	Employment Agreement of Jody Hanley.(1)

10.16	Employment Agreement of Brandon Spiker.(1)

10.17	Employment Agreement of David Marlow.(1)

10.18	Operating Lease Agreement dated January 1, 2008 with Jody Hanley.(1)

10.19	Nevada lease agreements.(1)

10.20	Arizona lease agreements (1)

10.21	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Jody Hanley.(1)

10.22	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Robert O’Connor.(1)

10.23	Lock Up Letter Agreement between T-Beck Capital, Inc. and Robert Chance, Jody Hanley and Manuel Ruiz, dated August 9, 2007.(3)

10.24	Summary of February 2008 Oral Loan Agreement with Robert Chance.(2)

10.25	Summary of July 25, 2008 Oral Loan Agreement with South Bay Capital, Inc. (2)

10.26	Termination Agreement with Control Engineering, Inc., dated September 18, 2009.(2)

10.27	Investment Banking Agreement with T-Beck Capital, dated October 2, 2007.(2)

10.28	Consulting Agreement with Draco Financial LLC, dated April 18, 2008.(2)

10.29	Consulting Agreement with Viard Consulting Services, dated July 16, 2008.(2)

10.30	Consulting Agreement with Gianpiero Balestrieri, dated July 16, 2008.(2)

10.31	Employment Agreement with Jeremy Briggs, dated July 28, 2008.(4)

10.32	Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(4)

10.33	Amendment, dated March 1, 2010, to Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(5)

10.34	Consulting agreement dated May 29, 2009 by and between National Automation Services, Inc. and Keros Capital (*)

10.35	Promissory note dated September 11, 2009 by and between National Automation Services, Inc. and Brandon Spiker (*)

10.36	Consulting agreement dated October 16, 2009 by and between National Automation Services, Inc. and Selective Consulting (*)

10.37	Convertible note dated November 9, 2009 by and between National Automation Services, Inc. and Joan Dougherty (*)

10.38	Convertible note dated November 10, 2009 by and between National Automation Services, Inc. and Eugene Ingles III (*)

10.39	Convertible note dated December 15, 2009 by and between National Automation Services, Inc. and Mark Ingles (*)

10.40	Convertible note dated December 22, 2009 by and between National Automation Services, Inc. and Eugene Ingles IV (*)

10.41	Consulting agreement dated January 27, 2010 by and between National Automation Services, Inc. and Quality Stocks (*)

10.42	Consulting agreement dated February 1, 2010 by and between National Automation Services, Inc. and Harbour Capital (*)

10.43	Securities Purchase Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.44	Registration Rights Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

21.1	Subsidiaries (*)

14.1	Code of Ethics (NAS Company code of conduct) (*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

99.1	Disclosure Policy(1)

_______________________

Filed herewith (*)

Filed with registration statement Form 10 on August 7, 2009 (1)

Filed with amended registration statement Form 10/A on September 9, 2009 (2)

Filed with amended registration statement Form 10/A on October 29, 2009 (3)

Filed with amended registration statement Form 10/A on February 1, 2010 (4)

Filed with amended registration statement Form 10/A on March 3, 2010 (5)

Filed as exhibits 10.1 and 10.2, respectively on Form 8K on April 8, 2010 (6)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.

(Registrant)

Date:

April 14, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. and Chief Accounting Officer

(Principal Financial Officer)