Form 10-Q
period 2010-03-31
National Automation Services Inc
filed 2010-05-12
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

NATIONAL AUTOMATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

2470 St. Rose Parkway, Suite 314 Henderson, Nevada 89074

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2010
Common Stock, $.001 par value	103,418,315

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 4T.  CONTROLS AND PROCEDURES

19

PART II – OTHER INFORMATION

20

ITEM 1.  LEGAL PROCEEDINGS.

20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4.  [REMOVED AND RESERVED]

22

ITEM 5.  OTHER INFORMATION

22

ITEM 6.  EXHIBITS

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Period Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,475	$42,384
Accounts receivable, net of allowance of doubtful accounts of $23,742 at March 31, 2010, $25,780 at December 31, 2009	255,217	367,098
Inventory	458,417	450,110
TOTAL CURRENT ASSETS	793,109	859,592
PROPERTY & EQUIPMENT, net of accumulated depreciation of $100,407 at March 31, 2010, $90,390 at December 31, 2009	130,139	140,157
OTHER ASSETS
Security deposit	5,535	5,535
Intangible Asset - net of accumulated amortization of $116,103 at March 31, 2010, $107,095 at December 31, 2009	27,026	36,034
TOTAL ASSETS	$955,809	$1,041,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$1,288,509	$1,301,316
Accrued liabilities	1,211,070	959,111
Deferred revenue	81,265	50,777
Current portion of loans and capital leases	30,428	37,473
Current portion of secured redeemable debentures	2,347,001	2,347,001
ABL Line of credit	758,398	758,398
Convertible debt, net of beneficial conversion feature of $55,175 at March 31, 2010 and $87,159 at December 31, 2009	19,825	37,841
Related party payable	165,913	165,913
TOTAL CURRENT LIABILITIES	5,902,409	5,657,830

Loans and capital leases	18,270	19,582
TOTAL LIABILITIES	5,920,679	5,677,412
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 200,000,000 authorized, 94,108,726 shares issued outstanding as of March 31, 2010, 90,081,416 shares issued outstanding at December 31, 2009	94,109	90,081
Additional paid in capital	8,453,634	8,251,062
Stock payable (receivable)	111,657	(17,343)
Accumulated deficit	(13,624,270)	(12,959,894)
TOTAL STOCKHOLDERS’ DEFICIT	(4,964,870)	(4,636,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$955,809	$1,041,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending March 31,	Three Months Ending March 31,
	2010	2009
REVENUE	$363,363	$1,487,062
COST OF REVENUE	407,917	1,120,955
GROSS PROFIT (LOSS)	(44,554)	366,107

OPERATING EXPENSES
Selling, general and administrative expenses	326,842	516,379
Consulting fees	—	132,364
Professional fees and related expenses	208,256	438,544
TOTAL OPERATING EXPENSES	535,098	1,087,287

OPERATING LOSS	(579,652)	(721,180)

OTHER EXPENSE
Interest expense, net	84,724	287,036

TOTAL OTHER EXPENSE	84,724	287,036

LOSS BEFORE PROVISION FOR INCOME TAXES	(664,376)	(1,008,216)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	—

NET LOSS	$(664,376)	$(1,008,216)

BASIC AND DILUTED LOSS PER SHARE:	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	92,663,409	71,400,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(664,376)	$(1,008,216)
Cash (used) provided by operating activities:
Allowance for doubtful accounts	(2,038)	932
Depreciation and amortization	19,026	21,083
Stock for services	102,000	298,500
Accretion of debt discount and premium	—	138,266
Accretion of convertible notes beneficial conversion feature	31,984	—
Changes in assets and liabilities
Deferred revenue	30,489	—
Receivables	113,919	(375,724)
Other receivables	—	76,147
Inventories	(8,308)	(47,429)
Prepaid	—	120,727
Accounts payable and accrued liabilities	239,152	588,605
Other assets	—	(1,430)

Cash (used) by operating activities	(138,152)	(188,539)

Investing Activities:
Purchase of property and equipment	—	(15,547)

Cash (used) by investing activities	—	(15,547)

Financing activities:
Proceeds from sale of stock	183,600	126,250
Deferred financing fees	—	72,488
Payments for loans and capital leases	(8,357)	(5,708)
Related party payable, net	—	(20,000)
Payments on ABL line	—	(47,854)

Cash provided by financing activities	175,243	125,176

Decrease (increase) in cash	37,091	(78,910)
Cash and cash equivalents at beginning of year	42,384	108,498

Cash and cash equivalents at end of year	$79,475	$29,588

Cash paid for interest	$—	$5,032
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (continued)

SUPPLEMENTAL NON CASH INVESTING & FINANCING TRANSACTIONS

	Three Months Ended March 31,
	2010	2009
Capital lease	$—	$21,000
Stock payable issued	$—	$(90,000)
Debt converted to stock	$50,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of National Automation Services, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of March 31, 2010 and March 31, 2009.

Business Overview

National Automation Services, Inc. is a holding company formed to acquire and operate specialized automation control companies located in the Southwestern United States. Currently, the Company owns 100% of the capital stock of two operating subsidiaries: (1) ISS, a Nevada corporation, based in Henderson, Nevada and (2) Intecon, an Arizona corporation, based in Tempe, Arizona.

As used in these Notes to the consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to National Automation Services, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

As required by the Revenue Recognition Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company is required to use predetermined contract methods in determining the current value for revenue.

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

See Note 7  Fair value,  for additional information.

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

Subsequent events: In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. We adopted these new requirements as of March 31, 2010, and did not have a material impact on our financial statements.

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to Trafalgar as collateral for our outstanding $3,500,000 (including interest) of indebtedness. The Company has experienced reoccurring net losses, had a net loss of $(664,376) for the three months ended March 31, 2010, an accumulated deficit of $(13,624,270) for the three months ended March 31, 2010, and a working capital deficiency of $(5,109,300) at March 31, 2010.

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

NOTE 4: Loans, capital lease

The following tables represent the outstanding balance of loans for the Company as of March 31, 2010, and December 31, 2009.

	Period Ended March 31, 2010 (unaudited)	Year Ended December 31, 2009 (audited)
Promissory note payable in monthly installments of $367 at an interest rate of 2.9%, collateralized by a vehicle due August 2010.	983	2,098
Key Bank loan payable in monthly installments of $2,620 due February 2010.	—	5,148
South Bay Capital loan at an interest rate 12%	10,926	10,926
Capital lease	36,789	38,883
Loans and capital lease sub total	48,698	57,055
Less: current portion loans and capital leases	(30,428)	(37,473)
Total	$18,270	$19,582

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.  As of March 31, 2010, $10,926 of the debt still remains outstanding with total interest of $40,383.

On January 28, 2009, the Company entered into a financing loan agreement with Key Bank in the amount of $32,300, for the purchase of CAD software to be used in operations at its subsidiaries. The loan is a 12 month loan in payments of $2,620. As of March 31, 2010, the outstanding balance on the loan was $5,239.

NOTE 5: Convertible notes

During the quarter ended December 31, 2009, we issued to 4 individuals convertible debentures for $125,000. The notes bear interest at the rate of 20% per year and mature in six (6) months on varying dates starting with May 7, 2010. The notes are convertible into the Company’s common stock at a fixed value of $0.05 per share. The following table represents the Beneficial Conversion Feature (“BCF”) on the various notes:

Description	Note value	BCF value	Amortized BCF value	Total debt value
Convertible note issued on November 7, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.05 per share (Converted on maturity date)	$ 65,000	$ (65,000)	$ 51,713	$ 13,287
Convertible note issued on November 10, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.045 per share (Converted on January 6, 2010)	$ -	$ -	$ -	$ -
Convertible note issued on December 15, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 10,000	$ (6,000)	$ 3,462	$ 6,538
Convertible note issued on December 22, 2009, at a 10% interest rate for six months, convertible to shares of stock at $0.045 per share (Converted on January 6, 2010)	$ -	$ -	$ -	$ -
Total	$ 75,000	$ (71,000)	$ 55,175	$ 19,825

As of January 6, 2010, the Company converted two of the notes (the November 10 and December 22 notes) totaling $50,000 of the convertible notes at a value of $0.045 per share and issued to these two individuals collectively 1,100,000 shares of the Company’s common stock (see Note 9, Stockholders’ deficit).

NOTE 6: Legal

On April 23, 2009, the Company entered into a lawsuit against Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”). The Company is the Plaintiff, charging Trafalgar with usurious lending practices. We noted that the pending litigation is estimatable; however, as the litigation is still in the pre-discovery stages we are not able to indicate the outcome. On July 7, 2009 we received a notice of default from Trafalgar that we have violated the terms of our secured loan and credit facility agreements by failing to make certain payments when due and breaching certain covenants.

The lender has accelerated our outstanding indebtedness, and accordingly it has the right to execute and foreclose on all of our assets, including the stock in our subsidiaries, and/or the personal guarantee executed in favor of the lender by Robert Chance, our CEO.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We reclassified all Trafalgar related debt to current due to the default notice, and have amortized the remaining balance of the deferred financing fees and debt premiums/discounts as of December 31, 2009. The Company has not made any payments to Trafalgar as of March 31, 2010 due to the pending litigation against Trafalgar.

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

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were unenforceable.  We believe Trafalgar’s allegations are without merit.  We are mounting a vigorous defense and will move the Court to consolidate these two actions.   The Court has entered a scheduling order setting the April 2009 action for a trial docket starting August 30, 2010, with calendar call on August 26, 2010. A discovery cutoff date is currently set for June 4, 2010. The parties plan to jointly request the Court amend the discovery and trial schedule for the April 2009 case so that NAS' claims and Trafalgar's claims proceed on the same discovery track.

NOTE 7: Fair value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ -	$ -	$ -	$ -

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 19,825	$ 19,825
Total	$ 19,825	$ 19,825	$ -	$ -

NOTE 8: Stockholders’ deficit

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 8, 2010, the Company received $4,000 for the purchase of 88,000 shares of common stock in valued at $0.045 per share. The shares were issued on April 5, 2010.

On March 15, 2010, the Company issued to two individuals an aggregate of 220,110 shares of common stock in consideration for $10,000 in cash, or $0.045 per share.

On March 17, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 19, 2010, the Company received $5,000 for the purchase of 110,000 shares of common stock in valued at $0.045 per share. The shares were issued on April 27, 2010.

On March 29, 2010, the Company received $100,000 for the purchase of 2,100,000 shares of common stock valued at $0.047 per share. The shares were issued on April 20, 2010.

On March 29, 2010, the Company received $10,000 for the purchase of 200,000 shares of common stock valued at $0.05 per share. The shares were issued on April 20, 2010.

On March 30, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 30, 2010, the Company received $10,000 for the purchase of 200,000 shares of common stock valued at $0.05 per share. The shares were issued on April 20, 2010.

As noted, the above purchase shares of the Company’s restricted common stock were purchased under a private offering. Under the offering, the shares were required to be placed on a registration statement Form S-1 which the Company is currently in the process of submitting to the SEC.

NOTE 9: Subsequent events

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

From	Through	Sq. footage	$ per sq. ft *	Estimated Annual rent	Monthly rent

4/1/2010	12/31/2010	3,200	1.54	$44,550	$4,950
1/1/2011	12/31/2011	3,200	1.54	$59,400	$4,950
1/1/2012	10/31/2012	3,200	1.61	$61,461	$5,122

* Rent per square foot for this lease increases April of third year.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2010, the Company issued to one individual 88,000 shares of common stock in consideration for $4,000 in cash, or $0.045 per share.

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

On April 19, 2010, the Company issued to one individual 500,000 shares of common stock in consideration for $25,000 in cash, or $0.05 per share.

On April 19, 2010, the Company issued 700,000 shares of common stock valued at $237,157 or $0.34 per share based on a settlement agreement dated April 16, 2010. The settlement agreement was to satisfy an outstanding vendor balance owed by the Company.

On April 20, 2010, the Company issued to fifteen individuals the sum of 3,660,000 shares of common stock in consideration $177,000 in cash, or $0.048 per share.

On April 22, 2010, the Company issued to five individuals the sum of 1,128,000 shares of common stock in consideration $55,500 in cash, or $0.05 per share.

On April 23, 2010, the Company issued to two individuals the sum of 380,000 shares of common stock in consideration $19,000 in cash, or $0.05 per share.

On April 23, 2010, the Company issued 600,000 shares of common stock valued at $30,000 or $0.05 per share based on an employment agreement dated November 10, 2009 and amended on April 1, 2010.

On April 26, 2010, the Company issued to four individuals the sum of 430,000 shares of common stock in consideration $21,500 in cash, or $0.05 per share.

On April 27, 2010, the Company issued to three individuals the sum of 353,000 shares of common stock in consideration $16,500 in cash, or $0.047 per share.

On May 7, 2010, the Company converted its convertible debt agreement dated November 7, 2009 upon the request of the note holder and consent of the Company. The debt value of $65,000 will be converted to shares at a value of $0.05 per share, based upon the value in the convertible note agreement.

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

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage and our relationship with Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”).  At May 7, 2010, although our accounts receivable were approximately $450,000, our cash on hand was approximately $18,000, and our operating revenues are insufficient to fund our operations.  Consequently, our reviewed March 31, 2010 financial statements contain, in Footnote 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (See Item 1, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  However, we owe Trafalgar an aggregate of approximately $3,500,000 (including interest), the repayment of which is secured by all our existing and after-acquired assets, and which indebtedness currently is in default and was accelerated by Trafalgar on July 7, 2009, and in our December 18, 2008 Credit Agreement with Trafalgar we agreed, among other things, not to issue any additional common stock without its prior written consent and not to incur any new indebtedness or to acquire the assets, business or stock of any company.  In April 2009 we commenced a legal action which seeks a declaratory judgment that the Trafalgar indebtedness violates the usury laws of the State of Florida, whose laws govern the documents, by calling for interest to be paid at a greater rate than is allowed by applicable law, and that due to their usurious nature Trafalgar may not enforce these negative covenants or any other terms of the loan documents.  For further information about this pending litigation see Part II Item 1, Legal Proceedings.  Accordingly, we are seeking additional financing.

Business Development:

We are a Nevada corporation which, through subsidiaries based in Nevada and Arizona, designs, produces, installs and, to a significantly lesser extent, services specialized mechanical and electronic automation systems built to operate and control machinery and processes with a minimum of human intervention.  Historically, we have performed our work on projects located in the Southwestern United States.  Our business plan envisions internal growth combined with expansion through selected acquisitions designed to expand our footprint both geographically into additional states and commercially by increasing our work for industrial, as opposed to municipal, end-users.

Financial Information

The following tables set forth for the periods indicated selected historical statements of operations data. The information contained in the tables below should be read in conjunction with the “Liquidity and Capital Resources,” “Financial Commitments” and “Critical Accounting Policies and Estimates” sections included in this management’s discussion and analysis, as well as the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

Results of Operations

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,
	(unaudited)
	2010	2009	% Change
Revenue	$363,363	$1,487,062	(76)%
Cost of revenue	407,917	1,120,955	(64)%
Total gross profit	(44,554)	366,107	(112)%

Operating expenses:
Selling, general and administrative expenses	326,842	516,379	(37)%
Consulting fees	—	132,364	(100)%
Professional fees and related expenses	208,256	438,544	(53)%

Operating loss	(579,652)	(721,180)	(20)%
Interest expense, net	84,724	287,036	(70)%
Provision for income taxes	—	—	0%
Net loss	$(664,376)	$(1,008,216)	(34)%

Operating Loss; Net Loss

For the quarter ended March 31, 2010, compared to the first quarter in fiscal 2009, we had a decrease in revenues of $(1,123,699), or (76)%, and a decrease in our cost of revenue $(713,038), or (64)% (which decreased our gross profit by $(410,661), or (112)%, to $(44,554)). However, our operating loss decreased by $(141,528), or (20)%, to $(579,652) and our net loss decreased by $(343,840), or (34)%, to $(664,376).  As discussed below, we attribute these losses to the following:  the $713,038 or 64% decrease in our cost of revenue, i.e. direct costs; the 37% or $189,537 in our selling, general administrative expenses resulting from our decrease in salaries for our employees, our accounting fees for the audit of our 2009 financial statements and legal and accounting fees. However, our quarterly comparison was helped by the fact that in the quarter ended March 31, 2010 we reduced professional fees by $(230,288), or (53)%, our consulting fees by $(132,364) or (100)%, and our interest expense by $(202,312) or (70)%. We expect our net loss to continue until such time as we are able to correct our cash flow from existing and new customers in our revenue cycle.

Revenue.  For the quarter ended March 31, 2010, our consolidated revenue decreased by $(1,123,699), or (76)%, to $363,363. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2009 backlog of $2,486,992. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(713,038) or (64)%. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue for the first quarter of 2010. We did note that our costs of revenue exceeded our revenue in the first three months attributable to our cost of overhead which has not been accounted in our revenue. The Company is currently correcting this issue.

Operating Expenses

Although consolidated operating expenses for the first quarter of 2010 decreased by $(552,189), or (51)%, to $535,098, we had an operating loss of $(579,652), compared to the first quarter 2009 operating expenses of $1,087,287 and operating loss of $(721,180).  The $(141,528) decrease in our operating loss is principally due to the $(230,288), or (53)% decrease in our professional fees, and the decrease in our consulting fees by $(132,364) or (100)%.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $(189,537), or (37)%, to $326,842, due to the reduction of marketing and health insurance expenses. We also saw a reduction in our payroll expenses of $70,408 or 23% over the comparable period last year.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(132,364), or (100)%, to $0 as we did not have any consulting fees for the first quarter of 2010.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs decreased by $(230,288), or (53)%, to $208,256, principally because we paid no stock-based compensation to Management.  We did incur expenses for the legal and accounting work needed to respond to the comments of the SEC and to prepare our amendment (filed in March 2010) to our registration statement on Form 10 filed in August 2009.

Interest Expense, Net.  Interest expense, net decreased by $(202,312), or (70)%, to $84,724, which represents the interest expense on the Trafalgar debt for the current three month period ending March 31, 2010.  The decrease in interest expense, compared to the same period in 2009 is attributable to the remaining debt premium/discount and deferred financing fees being fully amortized as of fiscal year end December 31, 2009.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  For the period ended March 31, 2010, our accounts receivable were $255,217, a decrease of $111,881, or 30%, due to a decrease in invoiced revenue, compared to December 31, 2009. At May 7, 2010 our cash on hand was $18,000.  In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work.  The Company expects that receipt of payments from our customers will likely continue until such time as the Company can improve its cash flow from operations.

We intend to try to improve our cash and cash flow from operations by encouraging faster payments, and if necessary granting discounts for prompt payment, of our receivables while simultaneously delaying payments to our vendors.  We also hope to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase our visibility and the awareness of our company, and our products and services.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate office using dedicated teams of trained employees, rather than having these tasks performed at our branch offices. Such centralization in a single location also would provide greater corporate control of pricing while relieving local office engineers and other personnel of those responsibilities and enabling them to devote all of their time to operational activities.

On April 7, 2010, we entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period commencing on the effectiveness of a Form S-1. The relationship between us and this new funding group provides us with additional cash financing for operational and acquisition funding. With the funding available, we hope to satisfy the debt outstanding as a result of our operational requirements (i.e. vendors), to use the funding for securing additional jobs (i.e. bonds, contractor license fees and software programming), and potentially provide us with the funding to return both the staff and executive management to their regular salary rates, from the March 2009 implementation of the 20% and 50% respective reductions in salary to help with our cash constraints.

Summary of Cash Flow for the three months ended March 31, 2010 and 2009 (rounded)

Our total cash and cash equivalents increased by $49,900, or 169%, to $79,500 for the three months ended March 31, 2010, compared to $29,600 for the three months ended March 31, 2009. Our cash flows for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Net cash (used) by operating activities	$(138,200)	$(188,500)
Net cash (used) by investing activities	—	(15,500)
Net cash provided by financing activities	175,200	125,200

Operating Activities

Our total cash used by operating activities decreased by $50,300, or 27% to $(138,200) for the three months ended March 31, 2010, compared to $(188,500) for the three months ended March 31, 2009. The decrease is due to accretions of our convertible notes, decreases in accounts receivable and increases in accounts payable, and a reduction of our net loss in comparison to the same period in 2009. We also noted that in fourth quarter 2009 we accreted the remaining debt premium/discount on all Trafalgar debt, therefore there was no accretion in the current three months as compared to the same period for 2009.

Investing Activities

Our total cash (used) by investing activities increased by $15,500, or 100% to $0 for the three months ended March 31, 2010, compared to $(15,500) for the three months ended March 31, 2009. The increase is due to the purchase of fixed assets during the year of 2009, and no current expenditures for additional fixed assets in the current period.

Financing Activities

Our total cash provided for financing activities increased by $50,000, or 40%, to $175,200 for the three months ended March 31, 2010, compared to $125,200 for the three months ended March 31, 2009. The increase is primarily due to the proceeds from sale of our stock in the current three month period ending March 31, 2010.  We also noted that in fourth quarter 2009 we accreted the remaining deferred financing fees on all Trafalgar debt, therefore there was no accretion in the current three months as compared to the same period for 2009.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, for payroll, and related employment expenditures (i.e. benefits). The remaining cash is used for debt service and to remain current with any SEC filings that are required.

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

Inventories

Inventory is stated at the lower cost or market, we use the weighted average cost method which consists of materials for contracted jobs, manufacturing supplies and equipment (small tools which are purchased for specific contracts and the related costs are associated with the contract). We constantly review inventory for obsolescence and write off obsolete items at the time of physical count.

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

Intangible Assets – Customer lists

Based on our branding process, customer lists have a finite life of 3 years as we transition the subsidiary to NAS branding over that timeframe. Total amortization expense on the customer list for the three months ended March 31, 2010, was $116,103 and for the year ending December 31, 2009 was $90,390.

Allowance for Doubtful Accounts

As required by the Receivables Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

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

Earnings (loss) per share basic and diluted

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During periods ended March 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares

Fair Value Accounting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the current annual filing, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our reviewed financial statements as of March 31, 2010 and believe that we had a material weakness in our financial reporting of internal controls specific to the “Control Activities” section of the COSO framework and specifically effecting a proper close. The Company has implemented controls as a result of the documentation surrounding the material weakness by analyzing our financials, reviewing disclosure requirements by the SEC and providing for management, detailed schedules and documentation which will mitigate our risk in the area of our internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all transactions within the year involving our sales of our unregistered equity securities.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

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

On March 8, 2010, the Company received $4,000 for the purchase of 88,000 shares of common stock in valued at $0.045 per share. The shares were issued on April 5, 2010.

On March 15, 2010, the Company issued to two individuals an aggregate of 220,110 shares of common stock in consideration for $10,000 in cash, or $0.045 per share.

On March 17, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 19, 2010, the Company received $5,000 for the purchase of 110,000 shares of common stock in valued at $0.045 per share. The shares were issued on April 27, 2010.

On March 29, 2010, the Company received $100,000 for the purchase of 2,100,000 shares of common stock valued at $0.047 per share. The shares were issued on April 20, 2010.

On March 29, 2010, the Company received $10,000 for the purchase of 200,000 shares of common stock valued at $0.05 per share. The shares were issued on April 20, 2010.

On March 30, 2010, the Company issued to one individual 28,600 shares of common stock in consideration for $1,300 in cash, or $0.045 per share.

On March 30, 2010, the Company received $10,000 for the purchase of 200,000 shares of common stock valued at $0.05 per share. The shares were issued on April 20, 2010.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

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

May 10, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. / Chief Accounting Officer

(Principal Financial Officer)