Form 10-Q
period 2010-06-30
National Automation Services Inc
filed 2010-08-16
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 16, 2010
Common Stock, $.001 par value	176,476,315

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 4.  CONTROLS AND PROCEDURES

20

PART II – OTHER INFORMATION

21

ITEM 1.  LEGAL PROCEEDINGS.

21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.  [REMOVED AND RESERVED]

24

ITEM 5.  OTHER INFORMATION

24

ITEM 6.  EXHIBITS

24

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	JUN 30, 2010	DEC 31, 2009
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$18,222	$42,384
Accounts receivable, net of allowance of doubtful accounts of $15,282 at June 30, 2010, $25,780 at December 31, 2009	613,330	367,098
Inventory	223,712	450,110
Total current assets	855,264	859,592
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $97,477 at June 30, 2010, $90,390 at December 31, 2009	106,640	140,157
OTHER ASSETS
Security deposit	5,535	5,535
Deferred financing fees	125,000	--
Intangible Asset - net of accumulated amortization of $125,111 at June 30, 2010, $107,095 at December 31, 2009	18,018	36,034
Total other assets	255,193	181,726
TOTAL ASSETS	$1,110,457	$1,041,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$1,208,625	$1,301,316
Accrued liabilities	1,567,788	959,111
Deferred revenue	10,625	50,777
Current portion of loans and capital leases	29,405	37,473
Current portion of secured redeemable debentures	2,347,001	2,347,001
ABL line of credit	758,398	758,398
Convertible debt, net of beneficial conversion feature of $0 at June 30, 2010 and $87,159 at December 31, 2009	--	37,841
Related party payable	165,913	165,913
Total current liabilities	6,087,755	5,657,830
Loans and capital leases	18,340	19,582
Total liabilities	6,106,095	5,677,412
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(70,000)	--
Common stock $0.001 par value, 200,000,000 authorized, 176,476,315 shares issued outstanding as of June 30, 2010, 90,081,416 shares issued outstanding at December 31, 2009	176,476	90,081
Additional paid in capital	9,359,026	8,251,062
Stock (receivable)	(17,343)	(17,343)
Accumulated deficit	(14,443,797)	(12,959,894)
Total stockholders’ deficit	(4,995,638)	(4,636,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,110,457	$1,041,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED JUN 30, 2010	THREE MONTHS ENDED JUN 30, 2009	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009

REVENUE	$948,127	$751,574	$1,311,490	$2,238,636
COST OF REVENUE	844,438	908,118	1,252,355	2,029,073
GROSS PROFIT (LOSS)	103,689	(156,544)	59,135	209,563

OPERATING EXPENSES
Selling, general and administrative expenses	385,681	434,754	712,523	951,133
Consulting fees	11,445	165,864	11,445	298,228
Professional fees and related expenses	309,724	49,283	517,980	487,827
TOTAL OPERATING EXPENSES	706,850	649,901	1,241,948	1,737,188

OPERATING LOSS	(603,161)	(806,445)	(1,182,813)	(1,527,625)

OTHER EXPENSE
Interest expense, net	216,366	260,805	301,090	547,841

TOTAL OTHER EXPENSE	216,366	260,805	301,090	547,841

LOSS BEFORE PROVISION FOR INCOME TAXES	(819,527)	(1,067,250)	(1,483,903)	(2,075,466)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	--	--	--	--

NET LOSS	$(819,527)	$(1,067,250)	$(1,483,903)	$(2,075,466)

BASIC AND DILUTED LOSS PER SHARE:	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	103,102,940	77,064,210	97,911,855	74,248,024

.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009

Operating Activities:
Net loss	$(1,483,903)	$(2,075,466)
Cash (used) by operating activities:
Allowance for doubtful accounts	(10,498)	7,158
Depreciation and amortization	51,533	57,297
Stock for services	199,808	455,833
Accretion of debt discount and premium	--	242,556
Accretion of convertible notes beneficial conversion feature	87,159	--
Changes in assets and liabilities:
Deferred revenue	(40,152)	--
Receivables	(235,735)	119,672
Other receivables	--	76,147
Inventories	226,399	(86,487)
Prepaid expenses	--	93,158
Accounts payable and accrued liabilities	741,537	349,687
Other assets	--	(4,490)

Cash (used) by operating activities	(463,852)	(764,935)

Investing Activities:
Purchase of property and equipment	--	(14,547)

Cash (used) by investing activities	--	(14,547)

Financing activities:
Proceeds from sale of stock	449,000	703,750
Deferred financing fees	--	144,794
Related party payable, net	--	16,000
Payment of line of credit	(820)	(1,478)
Payments for loans and capital leases	(8,490)	(10,195)
Payments on ABL line	--	(47,654)

Cash provided by financing activities	439,690	805,217

(Decrease) increase in cash	(24,162)	25,735
Cash and cash equivalents at beginning of year	42,384	108,498

Cash and cash equivalents at end of year	$18,222	$134,233

Cash paid for interest	$2,500	$6,039
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Capital lease	$--	$31,246
Debt & interest converted to stock	$126,000	$--
Deferred financing fees	$125,000	$--
Accounts payable paid with stock	$224,550	$--
Common stock held in escrow	$70,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for the period ended June 30, 2010 and 2009.

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

As required by the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company is required to use predetermined contract methods in determining the current value for revenue.

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

See Note 8 Fair value, for additional information.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to Trafalgar as collateral for our outstanding $3,570,000 (including interest) of indebtedness. The Company has experienced reoccurring net losses, had a net loss of $(1,483,903) for the six months ended June 30, 2010, an accumulated deficit of $(14,443,797) for the six months ended June 30, 2010, and a working capital deficiency of $(5,232,491) at June 30, 2010.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Loans, capital lease

The following tables represent the outstanding balance of loans for the Company as of June 30, 2010, and December 31, 2009.

	Period Ended June 30, 2010 (unaudited)	Year Ended December 31, 2009 (audited)
Promissory note payable in monthly installments of $367 at an interest rate of 2.9%, collateralized by a vehicle due August 2010.	$--	$2,098
Key Bank loan payable in monthly installments of $2,620 due February 2010.	--	5,148
South Bay Capital loan at an interest rate 12%	10,926	10,926
Capital lease and loans	36,819	38,883
Loans and capital lease sub total	47,745	57,055
Less: current portion loans and capital leases	(29,405)	(37,473)
Total	$18,340	$19,582

Loans

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.  As of June 30, 2010, $10,926 of the debt still remains outstanding with total interest of $40,711.

On January 28, 2009, the Company entered into a financing loan agreement with Key Bank in the amount of $32,300, for the purchase of CAD software to be used in operations at its subsidiaries. The loan is a 12 month loan in payments of $2,620. As of June 30, 2010, the outstanding balance on the loan was $2,620 in accounts payable.

NOTE 5: Convertible notes

During the quarter ended December 31, 2009, we issued to 4 individuals convertible debentures for $125,000. The notes bear interest at the rate of 20% per year and mature in six (6) months on varying dates starting with May 7, 2010. The notes are convertible into the Company’s common stock at a fixed value of $0.05 per share.

As of June 30, 2010, the Company has converted all of the notes totaling $125,000 principal balance and $1,000 in interest of the convertible notes at a value of $0.05 per share and issued to these four individuals collectively 2,640,000 shares of the Company’s common stock (see Note 9, Stockholders’ deficit).

NOTE 6: Deferred financing fees

On April 7, 2010, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period upon approval of the Company’s Form S-1 registration statement. The Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share as a commitment fee based on the security agreement (see Note 7, Stockholders’ deficit). The commitment fees have been deferred until the terms of the agreement have been met which include the acceptance of the Company’s S1 registration statement filed on June 24, 2010, amended on June 30, 2010, and amended July 30, 2010. Once the acceptance of the Form S-1 is considered by the SEC the deferred financing fees will be amortized over the life of the agreement indicated at 24 months.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Legal

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

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were unenforceable.  We believe Trafalgar’s allegations are without merit.  We are mounting a vigorous defense and will move the Court to consolidate these two actions.   The Court has entered a scheduling order setting the April 2009 action for a trial docket starting November 1, 2010, with calendar call on October 28, 2010. A discovery cutoff date is currently set for July 16, 2010 and July 23, 2010, respectively and dispositive motions in the cases are due August 27, 2010, the extension was a joint request to the Court to amend the discovery and trial schedule for the April 2009 case so that NAS’ claims and Trafalgar’s claims proceed on the same discovery track. In addition to the indicated cutoff for August 27, 2010, the Company also noted that the court has ordered the parties to mediate the case by September 17, 2010.

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ. To date we still have an outstanding balance with Summit Electric and are working towards payment to this vendor.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: Fair value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ --	$ --
Total	$ --	$ --	$ --	$ --

Fair value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 37,841	$ 37,841
Total	$ 37,841	$ 37,841	$ --	$ --

NOTE 9: Stockholders’ deficit

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

On April 7, 2010, the Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share based on the commitment fee per our equity financing agreement dated April 7, 2010. Ascendiant, pursuant to which Ascendiant and the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period upon approval of a Form S-1 registration statement. The agreement also indicates that 70,000,000 shares will be held in escrow for the commitment period.

On April 19, 2010, the Company issued to one individual 500,000 shares of common stock in consideration for $25,000 in cash, or $0.05 per share.

On April 19, 2010, the Company issued 700,000 shares of common stock valued at $237,356 or $0.34 per share based on a settlement agreement dated April 16, 2010. The settlement agreement was to satisfy an outstanding vendor balance owed by the Company.

On April 20, 2010, the Company issued to fifteen individuals the sum of 3,660,000 shares of common stock in consideration $177,000 in cash, or $0.05 per share.

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2010, the Company issued to four individuals the sum of 430,000 shares of common stock in consideration $21,500 in cash, or $0.05 per share.

On April 27, 2010, the Company issued to three individuals the sum of 353,000 shares of common stock in consideration $16,500 in cash, or $0.05 per share.

On May 7, 2010, the Company converted its convertible debt agreement dated November 7, 2009 upon the request of the note holder and consent of the Company. The debt value of $65,000 was converted to shares at a value of $0.05 per share, based upon the value in the convertible note agreement.

On May 14, 2010, the Company issued to eleven individuals the sum of 1,518,000 shares of common stock in consideration $75,900 in cash, or $0.05 per share.

On May 14, 2010, the Company converted its convertible debt agreement dated December 15, 2009 upon the request of the note holder and consent of the Company. The debt value of $11,000 including $1,000 of interest was converted to shares at a value of $0.05 per share, based upon the value in the convertible note agreement.

For the period ending June 30, 2010, the Company has issued 430,000 in warrants with a 1 to 1 ratio. The warrants are at a fixed price of $0.05 per share and have a vesting period of 6 months. To date no warrants have been exercised.

As noted, the above purchase shares of the Company’s restricted common stock were purchased under a private offering. Under the offering, the shares were required to be placed on a registration statement Form S-1 which the Company filed to the SEC on June 24, 2010 amended on June 30, 2010, and amended July 30, 2010.

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

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage and our relationship with Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”).  At August 13, 2010, although our accounts receivable were approximately $186,000, our cash on hand was approximately $10,000, and our operating revenues are insufficient to fund our operations.  Consequently, our reviewed June 30, 2010 financial statements contain, in Footnote 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (See Item 1, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  However, we owe Trafalgar an aggregate of approximately $3,570,000 (including interest), the repayment of which is secured by all our existing and after-acquired assets, and which indebtedness currently is in default and was accelerated by Trafalgar on July 7, 2009, and in our December 18, 2008 Credit Agreement with Trafalgar we agreed, among other things, not to issue any additional common stock without its prior written consent and not to incur any new indebtedness or to acquire the assets, business or stock of any company.  In April 2009 we commenced a legal action which seeks a declaratory judgment that the Trafalgar indebtedness violates the usury laws of the State of Florida, whose laws govern the documents, by calling for interest to be paid at a greater rate than is allowed by applicable law, and that due to their usurious nature Trafalgar may not enforce these negative covenants or any other terms of the loan documents.  For further information about this pending litigation see Part II Item 1, Legal Proceedings.  Accordingly, we are seeking additional financing.

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

Results of Operations

A:

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	(unaudited)
	2010	2009	% Change
Revenue	$948,127	$751,574	26%
Cost of revenue	844,438	908,118	(7)%
Total gross profit	103,689	(156,544)	166%

Operating expenses:
Selling, general and administrative expenses	385,681	434,754	(11)%
Consulting fees	11,445	165,864	(93)%
Professional fees and related expenses	309,724	49,283	528%

Operating loss	(603,161)	(806,445)	(25)%
Interest expense, net	216,366	260,805	(17)%
Net loss	$(819,527)	$(1,067,250)	(23)%

Operating Loss; Net Loss

For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, we had an increase in revenues of $196,553 or 26%, and a decrease in our cost of revenue $(63,680), or (7)% (which increased our gross profit by $260,233, or 166%, to $103,689). Our operating loss decreased by $(203,284), or (25)%, to $(603,161) and our net loss decreased by $(247,723), or (23)%, to $(819,527).  As discussed below, we attribute the decreases to the following:  the $196,553 or 26% increase in our revenue, the $(63,680) or (7)% decrease in our cost of revenues, i.e. direct costs; the (11)% or $49,073 decrease in our selling, general administrative expenses resulting from our decrease in salaries for our employees. Also, our three month comparison was helped by the fact that in the three months ended June 30, 2010 we reduced consulting fees by $(154,419), or (93)%, and our interest expense by $(44,439) or (17)%. We expect our net loss to continue until such time as we are able to correct our cash flow from existing and new customers in our revenue cycle.

Revenue.  For the three months ended June 30, 2010, our consolidated revenue increased by $196,553, or 26%, to $948,127. This increase principally was due to an increase in (1) the number of new jobs we received and commenced, and (2) invoices on existing jobs included in our December 31, 2009 backlog of $2,486,992. Due to the downturn of the economy, our customers have delayed projects which will decrease our revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(63,680) or (7)%. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs, less employees and our control in manufacturing overhead.

Operating Expenses

Although consolidated operating expenses for the three months ended June 30, 2010 decreased by $(56,949), or (9)%, to $706,850, we had an operating loss of $(603,161), compared to the three months ended June 30, 2009 operating expenses of $649,901 and operating loss of $(806,445).  The $(203,284) decrease in our operating loss is principally due to the $(49,073), or (11)% decrease in our selling, general and administrative expenses, and the decrease in our consulting fees by $(154,419) or (93)%, which was off-set by professional fees at $260,441 or 528% for expenses on our Form S-1 filing.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $(49,073), or (11)%, to $385,681 due to the reduction of rent, advertising/marketing and health insurance expenses.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(154,419), or (93)%, to $11,445 as we had a minimum amount of consulting fees for the three months  ended June 30, 2010.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs increased by $260,441, or 528%, to $309,724, principally because we incurred expenses for the legal and accounting work needed to respond to the comments of the SEC and to prepare our registration statement on Form S1 filed in June 2010.

Interest Expense, Net.  Interest expense, net decreased by $(44,439), or (17)%, to $216,366, which a majority represents the interest expense on the Trafalgar debt for the current three months ended June 30, 2010.  The decrease in interest expense, compared to the three months ended June 30, 2009 is attributable to the remaining debt premium/discount and deferred financing fees being fully amortized as of fiscal year end December 31, 2009.

B:

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,
	(unaudited)
	2010	2009	% Change
Revenue	$1,311,490	$2,238,636	(41)%
Cost of revenue	1,252,355	2,029,073	(38)%
Total gross profit (loss)	59,135	209,563	(72)%

Operating expenses:
Selling, general and administrative expenses	712,523	951,133	(25)%
Consulting fees	11,445	298,228	(96)%
Professional fees and related expenses	517,980	487,827	6%

Operating loss	(1,182,813)	(1,527,625)	(23)%
Interest expense, net	301,090	547,841	(45)%
Net loss	$(1,483,903)	$(2,075,466)	(29)%

Operating Loss; Net Loss

For the six months ended June 30, 2010, compared to the six months ended in fiscal 2009, we had a decrease in revenues of $(927,146), or (41)%, and a decrease in our cost of revenue $(776,718), or (38)% (which decreased our gross profit by $(150,428), or (72)%, to $59,135). However, our operating loss decreased by $(344,812), or (23)%, to $(1,182,813) and our net loss decreased by $(591,563), or (29)%, to $(1,483,903).  As discussed below, we attribute these losses to the following: the $776,718 or 38% decrease in our cost of revenue, i.e. direct costs associated with our less employees and decreased production; the 25% or $238,610 decrease in our selling, general administrative expenses resulting from our cost savings for other expenditures. Also, our six month comparison was helped by the fact that we reduced our consulting fees by $(286,783) or (96)%, and our interest expense by $(246,751) or (45)%. Even with the decrease in overall expenditures we expect our net loss to continue until such time as we are able to correct our cash flow from existing and new customers in our revenue cycle.

Revenue.  For the six months ended June 30, 2010, our consolidated revenue decreased by $(927,146), or (41)%, to $1,311,490. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2009 backlog of $2,486,992. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(776,718) or (38)%. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs, reduction of employees and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue for the six months ended June 30, 2010.

Operating Expenses

Although consolidated operating expenses for the six months ended June 30, 2010, decreased by $(495,240), or (29)%, to $1,241,948, we had an operating loss of $(1,182,813), compared to the six months in 2009 operating expenses of $1,737,188 and operating loss of $(1,527,625).  The $(344,812) decrease in our operating loss is principally due to the $(238,610), or 25% decrease in our selling, general and administrative costs and the $(286,783), or (96)% decrease in our consulting fees.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $(238,610), or (25)%, to $712,523, due to the reduction of marketing and health insurance expenses and payroll expenses.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(286,783), or (96)%, to $11,445, due primarily to the reduction of consultant fees and consolidation of external expenses and consultants to internal cost synergies.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs increased by $30,153, or 6%, to $517,980, principally because we incurred expenses for the legal and accounting work needed to respond to the comments of the SEC and to prepare our registration statement on Form S1 filed in June 24, 2010.

Interest Expense, Net.  Interest expense, net decreased by $(246,751), or (45)%, to $301,090, which a majority represents the interest expense on the Trafalgar debt for the current six month period ending June 30, 2010.  The decrease in interest expense, compared to the same period in 2009 is attributable to the remaining debt premium/discount and deferred financing fees being fully amortized as of fiscal year end December 31, 2009.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  Although for the six month period ended June 30, 2010, our accounts receivable were $613,330, an increase of $246,232, or 67%, due to an increase in invoiced revenue, compared to December 31, 2009 and work in progress as of June 30, 2010 our cash on hand was approximately $10,000, due to the cash obligations that the Company has had over the past 12 months. The Company’s plan of going public and the registration of the Form S-1 have created large expenses in legal and other professional fees. In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work. The slower payments from our customers combined with the increased demand of payments to our vendors has contributed to the Company’s current cash position.  The Company expects that receipt of payments from our customers will likely continue until such time as the Company can improve its cash flow from operations.

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

On April 7, 2010, we entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period commencing on the effectiveness of a Form S-1 (the Company filed its Form S-1 on June 24, 2010, amended on June 30, 2010 and amended on July 30, 2010). The relationship between us and this new funding group provides us with additional cash financing for operational and acquisition funding. With the funding available, we hope to satisfy the debt outstanding as a result of our operational requirements (i.e. vendors), to use the funding for securing additional jobs (i.e. bonds, contractor license fees and software programming), and potentially provide us with the funding to return both the staff and executive management to their regular salary rates, from the March 2009 implementation of the 20% and 50% respective reductions in salary to help with our cash constraints.

Summary of Cash Flow for the six months ended June 30, 2010 and 2009 (rounded)

Our total cash and cash equivalents decreased by $116,000, or 86%, to $18,200 for the six months ended June 30, 2010, compared to $134,200 for the six months ended June 30, 2009. Our cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
Net cash (used) by operating activities	$(463,900)	$(764,900)
Net cash (used) by investing activities	--	(14,500)
Net cash provided by financing activities	439,700	805,200

Operating Activities

Our total cash used by operating activities decreased by $301,000, or 39% to $(463,900) for the six months ended June 30, 2010, compared to $(764,900) for the six months ended June 30, 2009. The decrease is due to accretions of our convertible notes, increases in accounts receivable and a reduction of our net loss in comparison to the same period in 2009. We also noted that in fourth quarter 2009 we accreted the remaining debt premium/discount on all Trafalgar debt, therefore there was no accretion in the six months as compared to the same period for 2009.

Investing Activities

Our total cash used by investing activities decreased by $14,500, or 100% to $0 for the six months ended June 30, 2010, compared to $(14,500) for the six months ended June 30, 2009. The decrease is due to the purchase of fixed assets during the year of 2009, and no current expenditures for additional fixed assets in the current period.

Financing Activities

Our total cash provided for financing activities decreased by $(365,500), or 45%, to $439,700 for the six months ended June 30, 2010, compared to $805,200 for the six months ended June 30, 2009. The decrease is primarily due to the decrease in our proceeds from sale of our stock in the six month period ending June 30, 2010.  We also noted that in fourth quarter 2009 we accreted the remaining deferred financing fees on all Trafalgar debt, therefore there was no accretion in the six months as compared to the same period for 2009.

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

Intangible Assets – Customer lists

Based on our branding process, customer lists have a finite life of 3 years as we transition the subsidiary to NAS branding over that timeframe. Total amortization expense on the customer list for the six months ended June 30, 2010, was $125,111 and for the year ending December 31, 2009 was $90,390.

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

Revenue Recognition

As required by the Revenue Recognition Topic of the FASB ASC, the Company is required to use predetermined contract methods in determining the current value for revenue.

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

Earnings (loss) per share basic and diluted

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During periods ended June 30, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Item 4.  Controls and Procedures

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our reviewed financial statements as of June 30, 2010 and believe that we had a material weakness in our financial reporting of internal controls specific to the “Control Activities” section of the COSO framework and specifically effecting a proper close. The Company has implemented controls as a result of the documentation surrounding the material weakness by analyzing our financials, reviewing disclosure requirements by the SEC and providing for management, detailed schedules and documentation which will mitigate our risk in the area of our internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

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

On July 7, 2009 Trafalgar sent us a notice of default stating we have violated the terms of our debt agreements by failing to make certain payments when due and breaching certain covenants, and it accelerated the due date of all of our outstanding indebtedness, and on October 30, 2009, filed a complaint against us.  In November 2009 we were served with the complaint Trafalgar filed on October 30, 2009 in the Court against us, our two subsidiaries and Robert Chance, our CEO.  Trafalgar’s Complaint seeks repayment of the amounts we allegedly owe under the subject loan and other credit agreements we enter into, plus interest and attorneys fees, and foreclosure on all of our assets (we had pledged such assets as collateral pursuant to the terms of the Security Agreement we executed in connection with such agreements).  The Complaint also alleges that we fraudulently induced Trafalgar to extend to us the approximately $3 million in total financing we received.

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were unenforceable.  We believe Trafalgar’s allegations are without merit.  We are mounting a vigorous defense and will move the Court to consolidate these two actions.   The Court has entered a scheduling order setting the April 2009 action for a trial docket starting November 1, 2010, with calendar call on October 28, 2010. A discovery cutoff date is currently set for July 16, 2010 and July 23, 2010, respectively and dispositive motions in the cases are due August 27, 2010, the extension was a joint request to the Court to amend the discovery and trial schedule for the April 2009 case so that NAS’ claims and Trafalgar’s claims proceed on the same discovery track. In addition to the indicated cutoff for August 27, 2010, the Company also noted that the court has ordered the parties to mediate the case by September 17, 2010.

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ. To date we still have an outstanding balance with Summit Electric and are working towards payment to this vendor.

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

On April 7, 2010, the Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share based on the commitment fee per our equity financing agreement dated April 7, 2010. Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant and the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period upon approval of Form S-1 registration statement.

On April 19, 2010, the Company issued to one individual 500,000 shares of common stock in consideration for $25,000 in cash, or $0.05 per share.

On April 19, 2010, the Company issued 700,000 shares of common stock valued at $237,157 or $0.34 per share based on a settlement agreement dated April 16, 2010. The settlement agreement was to satisfy an outstanding vendor balance owed by the Company.

On April 20, 2010, the Company issued to fifteen individuals the sum of 3,660,000 shares of common stock in consideration $177,000 in cash, or $0.05 per share.

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

On April 27, 2010, the Company issued to three individuals the sum of 353,000 shares of common stock in consideration $16,500 in cash, or $0.05 per share.

On May 7, 2010, the Company converted its convertible debt agreement dated November 7, 2009 upon the request of the note holder and consent of the Company. The debt value of $65,000 was converted to shares at a value of $0.05 per share, based upon the value in the convertible note agreement.

On May 14, 2010, the Company issued to eleven individuals the sum of 1,518,000 shares of common stock in consideration $75,900 in cash, or $0.05 per share.

On May 14, 2010, the Company converted its convertible debt agreement dated December 15, 2009 upon the request of the note holder and consent of the Company. The debt value of $11,000 including $1,000 of interest was converted to shares at a value of $0.05 per share, based upon the value in the convertible note agreement.

Except as stated above, and noted in our registration statement Form 10, Form 10-K and Form S-1, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3.  Defaults Upon Senior Securities

On July 7, 2009 Trafalgar sent us a notice of default stating we have violated the terms of our debt agreements by failing to make certain payments when due and breaching certain covenants, and it accelerated the due date of all of our outstanding indebtedness, and on October 30, 2009, filed a complaint against us. (For additional information see Item 1: Legal proceedings)

Item 4.  [REMOVED AND RESERVED]

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

August 16, 2010

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. / Chief Accounting Officer

(Principal Financial Officer)