Form 10-Q
period 2010-09-30
National Automation Services Inc
filed 2011-04-05
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

NATIONAL AUTOMATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

P.O. Box 531744 Henderson, Nevada 89053

 (Address of principal executive offices) (Zip Code)

877-871-6400

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 1, 2011
Common Stock, $.001 par value	145,534,260

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

15

ITEM 4.  CONTROLS AND PROCEDURES

20

PART II – OTHER INFORMATION

21

ITEM 1.  LEGAL PROCEEDINGS.

21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.  [REMOVED AND RESERVED]

24

ITEM 5.  OTHER INFORMATION

24

ITEM 6.  EXHIBITS

24

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	SEP 30, 2010	DEC 31, 2009
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$135,474	$42,384
Accounts receivable, net of allowance of doubtful accounts of $25,333 at September 30, 2010, $25,780 at December 31, 2009	204,593	367,098
Inventory	412,667	450,110
Prepaid fees	56,667
Total current assets	809,401	859,592
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $121,284 at September 30, 2010, $90,390 at December 31, 2009	82,833	140,157
OTHER ASSETS
Security deposit	5,535	5,535
Deferred financing fees	125,000	--
Intangible asset - net of accumulated amortization of $134,119 at September 30, 2010, $107,095 at December 31, 2009	9,010	36,034
Total other assets	222,378	181,726
TOTAL ASSETS	$1,031,779	$1,041,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$1,286,389	$1,301,316
Accrued liabilities	1,839,950	959,111
Deferred revenue	--	50,777
Current portion of loans and capital leases	28,553	37,473
Current portion of secured redeemable debentures	2,347,001	2,347,001
ABL line of credit	758,398	758,398
Convertible debt, net of beneficial conversion feature of $15,967 at September 30, 2010 and $87,159 at December 31, 2009	39,033	37,841
Related party payable	165,913	165,913
Total current liabilities	6,465,237	5,657,830
Long-term loans and capital leases	15,700	19,582
Total liabilities	6,480,937	5,677,412
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(70,000)	--
Common stock $0.001 par value, 200,000,000 authorized, 176,476,315 shares issued outstanding as of September 30, 2010, 90,081,416 shares issued outstanding at December 31, 2009	176,477	90,081
Additional paid in capital	9,377,830	8,251,062
Stock payable (receivable), net of $17,343 receivable	50,656	(17,343)
Accumulated deficit	(14,984,121)	(12,959,894)
Total stockholders’ deficit	(5,449,158)	(4,636,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,031,779	$1,041,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED SEP 30, 2010	THREE MONTHS ENDED SEP 30, 2009	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2009

REVENUE	$336,430	$846,099	$1,647,920	$3,084,735
COST OF REVENUE	266,103	721,726	1,518,458	2,750,799
GROSS PROFIT	70,327	124,373	129,462	333,936

OPERATING EXPENSES
Selling, general and administrative expenses	424,934	317,008	1,137,457	1,268,142
Consulting fees	7,630	282,364	19,075	580,592
Professional fees and related expenses	78,055	41,950	596,035	558,194
TOTAL OPERATING EXPENSES	510,619	641,322	1,752,567	2,406,928

OPERATING LOSS	(440,292)	(516,949)	(1,623,105)	(2,072,992)

OTHER EXPENSE
Interest expense, net	100,032	255,759	401,122	803,600

TOTAL OTHER EXPENSE	100,032	255,759	401,122	803,600

LOSS BEFORE PROVISION FOR INCOME TAXES	(540,324)	(772,708)	(2,024,227)	(2,876,592)

PROVISION FOR INCOME TAXES	--	14,950	--	14,950

NET LOSS	$(540,324)	$(787,658)	$(2,024,227)	$(2,891,542)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	106,476,315	87,305,697	100,798,047	78,648,412

The accompanying notes are an integral part of these condensed consolidated financial statements

.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2009
Operating Activities
Net loss	$(2,024,227)	$(2,891,542)
Cash used by operating activities:
Allowance for doubtful accounts	(447)	7,157
Depreciation and amortization	84,348	80,473
Stock for services	199,807	495,774
Accretion of debt discount and premium	--	347,045
Accretion of convertible notes beneficial conversion feature	90,192	--
Changes in assets
Decrease (increase) in receivables	162,952	(35,761)
Decrease in other receivables	--	76,147
Decrease (increase) decrease in inventories	37,443	(380,237)
Decrease in prepaid expenses	11,333	235,977
Decrease in other assets	--	10,319
Changes in liabilities
(Decrease) in deferred revenue	(50,777)	--
Increase in accounts payable and accrued liabilities	1,091,268	847,640
Cash used by operating activities	(398,108)	(1,207,008)

Investing Activities
Purchase of property and equipment	--	(14,734)
Cash used by investing activities	--	(14,734)

Financing Activities
Proceeds from sale of stock	449,000	916,837
Proceeds from convertible notes	55,000	--
Increase in bank overdraft	--	20,684
Proceeds of deferred financing fees	--	215,299
Related party payable, net	--	26,000
Payment of line of credit	(1,672)	(1,478)
Payments for loans and capital leases	(11,130)	(16,442)
Payments on ABL line	--	(47,656)
Cash provided by financing activities	491,198	1,113,244

Increase (decrease) in cash	93,090	(108,498)
Cash at beginning of year	42,384	108,498

Cash at end of year	$135,474	$--

Cash paid for interest	$6,500	$6,039
Cash paid for income taxes	$--	$--

Supplemental Non Cash Investing And Financing Transactions
Capital lease	$--	$31,246
Debt and interest converted to stock	$126,000	$--
Deferred financing fees	$125,000	$--
Accounts payable paid with stock	$224,550	$--
Common stock held in escrow	$70,000	$--
Issuance of stock prepaid	$68,000	$--
Disposal of assets	$26,429	$--

The accompanying notes are an integral part of these condensed consolidated financial statements

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for the periods ended September 30, 2010 and 2009.

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

.

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

Subsequent events: In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. We adopted these new requirements as of September 30, 2010, and did not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to Trafalgar as collateral for our outstanding $3,600,000 (including interest) of indebtedness. The Company has experienced recurring net losses, had a net loss of $(2,024,227) for the nine months ended September 30, 2010, an accumulated deficit of $(14,984,121) as of nine months ended September 30, 2010, and a working capital deficiency of $(5,655,836) at September 30, 2010.

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

Also, we plan to increase our revenue by increasing our visibility and the awareness of our Company, and our products and services, by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services. We intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Loans, capital lease

The following tables represent the outstanding balance of loans for the Company as of September 30, 2010, and December 31, 2009.

	Period Ended September 30, 2010 (unaudited)	Year Ended December 31, 2009 (audited)
Promissory note payable in monthly installments of $367 at an interest rate of 2.9%, collateralized by a vehicle due August 2010.	$--	$2,098
Key Bank loan payable in monthly installments of $2,620 due February 2010.	--	5,148
South Bay Capital loan at an interest rate 12%	10,926	10,926
Capital lease	33,327	38,883
Loans and capital lease sub total	44,253	57,055
Less: current portion loans and capital leases	(28,553)	(37,473)
Total	$15,700	$19,582

Loans

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.  As of September 30, 2010, $10,926 of the debt still remains outstanding with total interest of $41,039.

NOTE 5: Convertible notes

During the quarter ended December 31, 2009, we issued to 4 individuals convertible debentures for $125,000. The notes bear interest at the rate of 20% per year and mature in six (6) months on varying dates starting with May 7, 2010. The notes were convertible into the Company’s common stock at a fixed value of $0.05 per share.

As of September 30, 2010, the Company has converted all of the notes; noted above, totaling $125,000 of the convertible notes at a value of $0.045 per share and issued to these four individuals collectively 2,620,000 shares of the Company’s common stock (see Note 7, Stockholders’ deficit).

On September 1, 2010, the Company entered into a Convertible note agreement with one individual for $50,000. The note bears interest at the rate of 20% per year and matures in six (6) months. The note is convertible into the Company’s restricted common stock at a fixed value of $0.05 per share.

On September 21, 2010, the Company entered into a Convertible note agreement with one individual for $5,000. The note bears interest at the rate of 20% per year and matures in six (6) months. The note is convertible into the Company’s restricted common stock at a fixed value of $0.05 per share.

The notes are convertible into the Company’s common stock at a value of $0.05 per share. We have accounted for the conversion option as a Beneficial Conversion Feature (“BCF”) until such time as the note is converted or to the individual maturity dates. The conversion option was valued using the BCF and is calculated at the intrinsic value on the date of grant. The following table represents the BCF on the various notes:

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	Note value	Calc’d BCF Value	Interest Accrued as of 9/30/2010	Amortized BCF Value
Convertible note issued on September 1, 2010, at a 20% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 50,000	$ 18,000	$ 829	$ 2,983
Convertible note issued on September 21, at a 20% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 5,000	$ 1,000	$ 25	$ 50
Total	$ 55,000	$ 19,000	$ 854	$ 3,033

NOTE 6: Deferred financing fees

On April 7, 2010, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period upon approval of the Company’s Form S-1 registration statement. The Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share as a commitment fee based on the security agreement (see Note 7, Stockholders’ deficit). The commitment fees have been deferred until the terms of the agreement have been met which include the acceptance of the Company’s S-1 registration statement. The Company filed an S-1 on June 24, 2010, amended on June 30, 2010, and amended July 30, 2010. Once the acceptance of the Form S-1 was considered by the SEC the deferred financing fees will be amortized over the life of the agreement indicated at 24 months. As of August 31, 2010, the Form S-1 was withdrawn based upon a decision made by Management (see Note 10: Subsequent Events for additional details).

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

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were unenforceable.  We believe Trafalgar’s allegations are without merit.  We mounted a vigorous defense and moved the Court to consolidate these two actions.   The Court entered a scheduling order setting the April 2009 action for the trial docket on November 1, 2010, and a calendar call on October 28, 2010.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A discovery cutoff date was set for July 16, 2010 and July 23, 2010, respectively and dispositive motions in the cases were due August 27, 2010, the extension was a joint request to the Court to amend the discovery and trial schedule for the April 2009 case so that NAS’ claims and Trafalgar’s claims proceed on the same discovery track.

In addition to the indicated cutoff for August 27, 2010, the Company also noted that the court ordered the parties to mediate the case by September 17, 2010.  As of September 30, 2010, the Company was still in settlement negotiations with Trafalgar. The Company settled negotiations on March 25, 2011 (see Note 10 Subsequent Events for additional details).

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

Fair value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 39,033	$ 39,033
Total	$ 39,033	$ 39,033	$ --	$ --

Fair value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 37,841	$ 37,841
Total	$ 37,841	$ 37,841	$ --	$ --

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the period ending September 30, 2010, the Company has issued 430,000 in warrants with a 1 to 1 ratio. The warrants are at a fixed price of $0.05 per share and have a vesting period of 6 months. To date no warrants have been exercised.

As of September 30, 2010, the Company had 1,000,000 shares of common stock in stock payable in consideration for services rendered valued at $68,000.

As noted, the above purchase shares of the Company’s restricted common stock were purchased under a private offering.

NOTE 10: Subsequent events

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. Our current outstanding balance owed to Border State is $287,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $81,000 and have been sent to Border States under the writ. To date we still have an outstanding balance with Border States and are working towards payment to this vendor.

On October 15, 2010, the Company entered into a Convertible note agreement with one individual for $200,000. The note bears interest at the rate of 40% per year and matures in six (6) months. The note is convertible into the Company’s restricted common stock at a fixed value of $0.05 per share.

On November 19, 2010, the Company issued to one individual the sum of 1,250,000 shares of common stock for services rendered at a value of $75,000, or $0.06 per share.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2010, the Company issued to one individual the sum of 3,250,000 shares of common stock in consideration $85,000 in cash, or $0.026 per share, of which we have received on November 9, 2010, $12,500, on November 23, 2010, $10,000, on December 3, 2010, $20,000, on January 10, 2011, $2,500 and on January 18, 2011, $5,000.

On November 19, 2010, the Company issued to one individual the sum of 400,000 shares of common stock in consideration for a convertible note on October 15, 2010. The shares were at a fair market value of $24,000, or $0.06 per share.

On November 23, 2010, the Company issued 1,000,000 shares of common stock for services rendered and to be rendered from Quality Stocks for the next six (6) months. The stock was valued at fair market value on the date of the service agreement at $0.068 per share for a total of $68,000.

On December 31, 2010, the Company signed 3 related party note agreements in the amount of $32,500. The related party notes bear an interest of 10% simple interest, there is no maturity date.

On February 20, 2011, the Company terminated its service agreement with X-Clearing Corporation, the Company’s stock transfer agent (services for X-Clearing were completed as of December 31, 2010), and entered into a service agreement with its new stock transfer agent Worldwide Stock.

On March 8, 2011, the Company issued to one individual the sum of 3,500,000 shares of common stock in consideration for services rendered and to be rendered at a value of $154,000 or $0.044 per share.

On March 18, 2011 the Ascendiant agreement was cancelled. All stock provided to Ascendiant was in consideration for services rendered. The Company does not owe any additional shares of its common stock per the terms of the agreement and will not trigger any additional liquidation fees.

On March 25, 2011, the Company issued to one individual the sum of 10,000,000 shares of common stock in consideration for cash at a value of $300,000 or $0.03 per share.

On March 25, 2011, the Company issued to one individual the sum of 7,500,000 shares of common stock in consideration for cash at a value of $75,000 or $0.01 per share.

On March 25, 2011, the Company settled negotiations with Trafalgar, the settlement and associated press released were filed in 8-K dated March 29, 2011.

On March 28, 2011, the Company issued 750,000 shares of common stock valued at $36,000 in consideration for retaining an officer of the Company. The Company valued for services at fair market value on the date of the employment agreement in the amount of $0.048 per share.

On March 28, 2011, the Company issued 1,000,000 shares of common stock valued at $48,000 in consideration for retaining an officer of the Company. The Company valued for services at fair market value on the date of the employment agreement in the amount of $0.048 per share.

On March 28, 2011, the Company issued 1,000,000 shares of common stock valued at $30,000 in consideration for retaining an officer of the Company. The Company valued for services at fair market value on the date of the employment agreement in the amount of $0.03 per share.

On March 28, 2011, the Company issued 696,666 shares of common stock valued at $20,900 in consideration for services rendered per agreement dated on March 15, 2011. The Company valued the services per the terms of the agreement in the amount of $0.03 per share.

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash at a value of $85,000 or $0.02 per share.

On March 31, 2011, the Company issued 4,461,279 shares of restricted stock common stock valued at $435,878 in consideration for salary compensation to the Company in the amount of $0.10 per share.

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

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage and our relationship with Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”).  At March 25, 2011, although our accounts receivable were approximately $298,117, our cash on hand was approximately $2,000, and our operating revenues are insufficient to fund our operations.  Consequently, our reviewed September 30, 2010 financial statements contain, in Footnote 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (See Item 1, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  However, we owe Trafalgar an aggregate of approximately $3,800  ,000 (including interest), the repayment of which is secured by all our existing and after-acquired assets, and which indebtedness currently is in default and was accelerated by Trafalgar on July 7, 2009, and in our December 18, 2008 Credit Agreement with Trafalgar we agreed, among other things, not to issue any additional common stock without its prior written consent and not to incur any new indebtedness or to acquire the assets, business or stock of any company.  In April 2009 we commenced a legal action which seeks a declaratory judgment that the Trafalgar indebtedness violates the usury laws of the State of Florida, whose laws govern the documents, by calling for interest to be paid at a greater rate than is allowed by applicable law, and that due to their usurious nature Trafalgar may not enforce these negative covenants or any other terms of the loan documents.  As of March 25, 2011, the Company has settled its litigation with Trafalgar. For further information see Part II Item 1, Legal Proceedings.  Accordingly, we are seeking additional financing.

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

Results of Operations

A:

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,
	(unaudited)
	2010	2009	% Change
Revenue	$336,430	$846,099	(60)%
Cost of revenue	266,103	721,726	(63)%
Total gross profit	70,327	124,373	(43)%

Operating expenses:
Selling, general and administrative expenses	424,934	317,008	34%
Consulting fees	7,630	282,364	(97)%
Professional fees and related expenses	78,055	41,950	86%

Operating loss	(440,292)	(516,949)	(15)%
Interest expense, net	100,032	255,759	(61)%
Provision for income taxes	--	14,950	(100)%
Net loss	$(540,324)	$(787,658)	(31)%

Operating Loss; Net Loss

For the three months ended September 30, 2010, compared to the three months ended in fiscal 2009, we had a decrease in revenues of $(509,669), or (60)%, and a decrease in our cost of revenue $(455,623), or (63)% (which decreased our gross profit by $(54,046), or (43)%, to $70,327). However, our operating loss decreased by $(76,657), or (15)%, to $(440,292) and our net loss decreased by $(247,334), or (31)%, to $(540,324).  As discussed below, we attribute these decreases in losses to the following:  the $455,623 or 63% decrease in our cost of revenue offset by our loss in revenue, i.e. direct costs; the $274,734 or 97% decrease in our consulting fees. We expect our net loss to continue until such time as we are able to correct our cash flow from existing and new customers in our revenue cycle.

Revenue.  For the quarter ended September 30, 2010, our consolidated revenue decreased by $(509,669), or (60)%, to $336,430. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2009 backlog of $2,486,992. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(455,623) or (63)%. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue during 2010.

Operating Expenses

Although consolidated operating expenses for the third quarter ended of 2010 decreased by $(130,703), or (21)%, to $510,619, we had an operating loss of $(440,292), compared to the third quarter 2009 operating expenses of $641,322 and operating loss of $(516,949).  The $(76,657) decrease in our operating loss is principally due to the $(274,734), or (97)% decrease in our consulting fees.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $107,926, or 34% to $424,934, due primarily to payroll expenses incurred in the three months ended September 30, 2010 compared to the same period of 2009.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(274,734), or (97)%, to $7,630 as we entered into less consulting agreements than in the comparative period of 2009.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs increased by $36,105, or 86%, to $78,055, the increased amount of professional fees was incurred in conjunction with litigation fees with Trafalgar.

Interest Expense, Net.  Interest expense, net decreased by $(155,727), or (61)%, to $100,032, which represents the interest expense on the Trafalgar debt for the current three month period ending September 30, 2010.  The decrease in interest expense, compared to the same period in 2009 is attributable to the remaining debt premium/discount and deferred financing fees being fully amortized as of fiscal year end December 31, 2009.

B:

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	(unaudited)
	2010	2009	% Change
Revenue	$1,647,920	$3,084,735	(47)%
Cost of revenue	1,518,458	2,750,799	(45)%
Total gross profit	129,462	333,936	(61)%

Operating expenses:
Selling, general and administrative expenses	1,137,457	1,268,142	(10)%
Consulting fees	19,075	580,592	(97)%
Professional fees and related expenses	596,035	558,194	7%

Operating loss	(1,623,105)	(2,072,992)	(22)%
Interest expense, net	401,122	803,600	(50)%
Provision for income taxes	--	14,950	(100)%
Net loss	$(2,024,227)	$(2,891,542)	(30)%

Operating Loss; Net Loss

For the nine months ended September 30, 2010, compared to the nine months ended in fiscal 2009, we had a decrease in revenues of $(1,436,815), or (47)%, and a decrease in our cost of revenue $(1,232,341), or (45)% (which decreased our gross profit by $(204,474), or (61)%, to $(129,462)). However, our operating loss decreased by $(449,887), or (22)%, to $(1,623,105) and our net loss decreased by $(867,315), or (30)%, to $(2,024,227).  As discussed below, we attribute losses in our selling, general and administrative expenses. However, our quarterly comparison was helped by the fact that in the nine months ended September 30, 2010 we reduced our consulting fees by $(561,517) or (97)%, and our interest expense by $(402,478) or (50)%. We expect our net loss to continue until such time as we are able to correct our cash flow from existing and new customers in our revenue cycle.

Revenue.  For the nine months ended September 30, 2010, our consolidated revenue decreased by $(1,436,815), or (47)%, to $1,647,920. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2009 backlog of $2,486,992. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(1,232,341) or (45)%. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue for the nine months of 2010.

Operating Expenses

Although consolidated operating expenses for the first quarter of 2010 decreased by $(654,361), or (27)%, to $1,752,567, we had an operating loss of $(1,623,105), compared to the nine months ending 2009 operating expenses of $2,406,928 and operating loss of $(2,072,992).  The $(449,887) decrease in our operating loss is principally due to the decrease in our consulting fees by $(516,517) or (97)%.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $(130,685), or (10)%, to $1,137,457, due to the reduction of marketing and health insurance expenses.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(516,517), or (97)%, to $19,075. The Company entered into less consulting agreements in the nine month period ended September 30, 2010, compared to 2009.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs increased slightly $37,841, or 7% to 596,035, principally because we incurred expenses for legal fees in conjunction with our settlement negotiations with Trafalgar Capital.

Interest Expense, Net.  Interest expense, net decreased by $(402,478), or (50)%, to $401,122, which represents the interest expense on the Trafalgar debt for the current nine month period ending September 30, 2010.  The decrease in interest expense, compared to the same period in 2009 is attributable to the remaining debt premium/discount and deferred financing fees being fully amortized as of fiscal year end December 31, 2009.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  For the nine month period ended September 30, 2010, our accounts receivable were $204,593, a decrease of $162,505, or 44%, due to a decrease in invoiced revenue, compared to December 31, 2009. At March 25, 2011 our cash on hand was $2,000.  In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work.  The Company expects that receipt of payments from our customers will likely continue until such time as the Company can improve its cash flow from operations.

We intend to improve our cash and cash flow from operations by encouraging faster payments, and if necessary granting discounts for prompt payment of our receivables while simultaneously delaying payments to our vendors.  We also hope to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase our visibility and the awareness of our company, and our products and services.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate office using dedicated teams of trained employees, rather than having these tasks performed at our branch offices. Such centralization in a single location also would provide greater corporate control of pricing while relieving local office engineers and other personnel of those responsibilities and enabling them to devote all of their time to operational activities.

On April 7, 2010, we entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant had agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period commencing on the effectiveness of a Form S-1, which we filed on June 24, 2010 and subsequently withdrew as of August 31, 2010. The relationship between us and this new funding group was to provide us with additional cash financing for operational and acquisition funding. With the funding available, we had planned on satisfying our then debt outstanding as a result of our operational requirements (i.e. vendors), use the funding to secure additional jobs (i.e. bonds, contractor license fees and software programming), and potentially provide us with the funding to return both the staff and executive management to their regular salary rates (from the March 2009 implementation of the 20% and 50% respective reductions in salary to help with our cash constraints). On March 18, 2011, the Company terminated its agreement with Ascendiant Capital. The Company will not incur any additional fees associated with the cancellation of this agreement. The $125,000 in deferred financing fees will be expensed in the first quarter of 2011, as of the date of cancellation.

Summary of Cash Flow for the nine months ended September 30, 2010 and 2009 (rounded)

Our total cash and cash equivalents increased by approximately $135,500, or 100%, to $135,500 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009. Our cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
Net cash used by operating activities	$(398,100)	$(1,207,000)
Net cash used by investing activities	--	(14,700)
Net cash provided by financing activities	491,200	1,113,200

Operating Activities

Our total cash used by operating activities decreased by $808,900, or 67% to $(398,100) for the nine months ended September 30, 2010, compared to $(1,207,000) for the nine months ended September 30, 2009. The decrease is due to a reduction of our net loss in comparison to the same period in 2009. We also noted that in fourth quarter 2009 we accreted the remaining debt premium/discount on all Trafalgar debt, therefore there was no accretion in the current nine months as compared to the same period for 2009.

Investing Activities

Our total cash (used) by investing activities decreased by $14,700, or 100% to $0 for the nine months ended September 30, 2010, compared to $(14,700) for the nine months ended September 30, 2009. The decrease is due to no current expenditures for additional fixed assets in the current period.

Financing Activities

Our total cash provided for financing activities decreased by $622,000, or 56%, to $491,000 for the nine months ended September 30, 2010, compared to $1,113,200 for the nine months ended September 30, 2009. We saw a reduction in our sale of stock to investors for capital, and we accreted the remaining deferred financing fees on all Trafalgar debt, therefore there was no accretion in the current nine months as compared to the same period for 2009.

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

Intangible Assets – Customer lists

Based on our branding process, customer lists have a finite life of 3 years as we transition the subsidiary to NAS branding over that timeframe. Total amortization expense on the customer list for the nine months ended September 30, 2010, was $27,023 and for the nine months ended September 30, 2009 was $35,782.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the end of the period covered by this report, the Company has ineffective controls due to the untimely filing of this report. The Company has been working towards clearing ineffective financial reporting controls and disclosures to implement proper internal controls over financial reporting.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the period covered by this report, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were unenforceable.  We believe Trafalgar’s allegations are without merit.  We mounted a vigorous defense and moved the Court to consolidate these two actions.   The Court entered a scheduling order for the April 2009 action for a trial docket on November 1, 2010, calendar call on October 28, 2010. A discovery cutoff date was set for July 16, 2010 and July 23, 2010, respectively and dispositive motions in the cases were due August 27, 2010, the extension was a joint request to the Court to amend the discovery and trial schedule for the April 2009 case so that NAS’ claims and Trafalgar’s claims proceed on the same discovery track. In addition to the indicated cutoff for August 27, 2010, the Company also noted that the court ordered the parties to mediate the case by September 17, 2010.  As of March 25, 2011, the Company completed its settlement negotiations and filed an 8-K on March 29, 2011, indicating the settlement of litigation with Trafalgar.

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

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. Our current outstanding balance owed to Border State is $287,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $81,000 and have been sent to Border States under the writ. To date we still have an outstanding balance with Border States and are working towards payment to this vendor.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all transactions involving our current sales of our unregistered equity securities.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

On November 19, 2010, the Company issued to Tribe Communications the sum of 1,250,000 shares of common stock for services rendered at a value of $75,000, or $0.06 per share.

On November 19, 2010, the Company issued to Daniel McCulloch individual the sum of 3,250,000 shares of common stock in consideration $85,000 in cash, or $0.026 per share, of which we have received on November 9, 2010, $12,500, on November 23, 2010, $10,000, on December 3, 2010, $20,000, on January 10, 2011, $2,500 and on January 18, 2011, $5,000. As of March 1, 2011 we have an outstanding balance owed in the amount of $35,000.

On November 19, 2010, the Company issued to one individual the sum of 400,000 shares of common stock in consideration for a convertible note to George Donovan on October 15, 2010. The shares were at a fair market value of $24,000, or $0.06 per share.

On November 23, 2010, the Company issued 1,000,000 shares of common stock for services rendered and to be rendered from Quality Stocks for the next six (6) months. The stock was valued at fair market value on the date of the service agreement at $0.068 per share for a total of $68,000.

On March 8, 2011, the Company issued to one individual the sum of 3,500,000 shares of common stock in consideration for services rendered and to be rendered at a value of $168,000 or $0.048 per share.

On March 18, 2011 the Ascendiant agreement was cancelled. All stock provided to Ascendiant was in consideration for services rendered. The Company does not owe any additional shares of its common stock per the terms of the agreement and will not trigger any additional liquidation fees.

On March 25, 2011, the Company issued to one individual the sum of 10,000,000 shares of common stock in consideration for cash at a value of $300,000 or $0.03 per share.

On March 25, 2011, the Company issued to one individual the sum of 7,500,000 shares of common stock in consideration for cash at a value of $75,000 or $0.01 per share.

On March 25, 2011, the Company settled negotiations with Trafalgar, the settlement and associated press released were filed in 8-K dated March 29, 2011.

On March 28, 2011, the Company issued 750,000 shares of common stock valued at $36,000 in consideration for retaining an officer of the Company. The Company valued for services at fair market value on the date of the employment agreement in the amount of $0.048 per share.

On March 28, 2011, the Company issued 1,000,000 shares of common stock valued at $48,000 in consideration for retaining an officer of the Company. The Company valued for services at fair market value on the date of the employment agreement in the amount of $0.048 per share.

On March 28, 2011, the Company issued 1,000,000 shares of common stock valued at $30,000 in consideration for retaining an officer of the Company. The Company valued for services at fair market value on the date of the employment agreement in the amount of $0.03 per share.

On March 28, 2011, the Company issued 696,666 shares of common stock valued at $20,900 in consideration for services rendered per agreement dated on March 15, 2011. The Company valued the services per the terms of the agreement in the amount of $0.03 per share.

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash at a value of $85,000 or $0.02 per share.

On March 31, 2011, the Company issued 4,461,279 shares of restricted stock common stock valued at $435,878 in consideration for salary compensation to the Company in the amount of $0.10 per share.

Except as stated above, and noted in our registration statement Form 10, Form 10-K, and Form 10-Q, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

April 1, 2011

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. / Principal Financial Officer