Form 10-K
period 2010-12-31
National Automation Services Inc
filed 2011-04-14
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

National Automation Services, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

P.O. Box 531744 Henderson NV 89053		877-871-6400
(Address number principal executive offices)		(Issuer’s telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The market value of the voting stock held by non-affiliates as of June 30, 2010 is $67,521 based on 67,521,415 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one thousandth ($0.001) per share.

As of April 14, 2011, the Registrant had 152,870,081 shares of common stock outstanding.

Documents incorporated by reference: None

Table of Contents

PART I

3

ITEM 1:

BUSINESS

3

ITEM 1A:

RISK FACTORS

11

ITEM 1B:

UNRESOLVED STAFF COMMENTS

16

ITEM 2:

PROPERTIES

16

ITEM 3:

LEGAL PROCEEDINGS

17

ITEM 4:

[REMOVED AND RESERVED]

17

PART II

18

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  18

ITEM 6:

SELECTED FINANCIAL DATA

20

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION      20

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE    49

ITEM 9A:

 CONTROLS AND PROCEDURES

49

ITEM 9B:

 OTHER INFORMATION

50

PART III

50

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

50

ITEM 11:

EXECUTIVE COMPENSATION

52

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  54

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

55

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

58

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

58

SIGNATURES

62

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

ITEM 1:

BUSINESS

Business Development, History and Organization

Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company) is a Nevada corporation which, through subsidiaries based in Nevada and Arizona designs, produces, installs and, to a significantly lesser extent, services specialized mechanical and electronic automation systems built to operate and control machinery and processes with a minimum of human intervention.  Historically, we have performed our work on projects located in the Southwestern United States.  (We first entered this business in October 2007 through our reverse merger with Intuitive System Solutions, Inc., (“ISS”) as described below.)  In fiscal 2010 and 2009, approximately 65% of our revenues have been derived from the sale of our automation control systems and control panels for use by municipalities in operating their water reservoirs and waste water treatment facilities, a field in which we have developed considerable expertise, although we also have sold our products for industrial applications primarily in mining and manufacturing.  We typically are hired by one of the electrical sub-contractors working on the particular project.

Our business plan envisions internal growth combined with expansion through selected acquisitions designed to expand our footprint both geographically into additional states and commercially by increasing our work for industrial, as opposed to municipal, end-users.  For example, in December 2007 we expanded from our base in Nevada into Arizona as a result of our acquisition of Intecon, Inc (“Intecon”).

Our telephone number for our executive offices is (877) 871-6400. Our corporate website is www.nasautomation.com; however, the information contained on, or that can be accessed through, that website is not a part of this annual report.

Our common stock is currently quoted on the OTC Markets under the symbol “NASV.QB”.

Organizational History

We were originally incorporated on January 27, 1997 in Nevada under the name E-Biz Solutions, Inc., and on March 27, 1998, we changed our name to Jaws Technologies, Inc.  On July 7, 2000, we reincorporated in Delaware, and on September 29, 2000 we changed our name to Jawz Inc.  On March 6, 2007, we filed with the Securities and Exchange Commission (“SEC”) a Form 15-12G voluntarily terminating the registration of our common stock and our reporting obligations under federal securities laws.  On June 13, 2007, we changed our name to Ponderosa Lumber, Inc.  As Ponderosa Lumber, Inc., we were a public “shell” company with nominal assets and no operations, and our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity.  On June 25, 2007, we reincorporated as a Colorado corporation under the name Timeshare Rescue, Inc. On October 2, 2007, we changed our name to National Automation Services, Inc. in connection with our reverse merger with an operating entity named Intuitive System Solutions, Inc., as described below.  On December 28, 2007, we reincorporated as a Nevada corporation under the name National Automation Services, Inc. On August 6, 2009, we filed our Form 10, under SEC a form which would reinstate our public reporting obligations under federal securities laws. The Form 10 had an effective registration date 60 days after submission on October 6, 2009 and was cleared of SEC’s limited comments as of March 8, 2010.

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Settlement of All pending Litigation and Outstanding Secured Indebtedness to Trafalgar.

On March 25, 2011, NAS, together with Intecon, Inc., and Intuitive Systems Solutions, Inc., have settled all pending litigation and mutually agreed to end and drop all claims between NAS and Trafalgar Capital Specialized Investment Fund, Luxembourg, Trafalgar Capital Sarl, Trafalgar Capital Advisors (collectively, "Trafalgar") regarding all debt, equity and financing agreements and any and all existing liens, covenants, conditions and encumbrances between National Automation Services, Inc. and Trafalgar Capital. Under the terms of the settlement, effective March 2011, NAS will remove all Trafalgar debt from its books and all liens on its assets shall be released in consideration for a payment of $300,000 dollars in cash, a promissory note for $200,000 dollars and approximately seven million shares of restricted NAS stock to Trafalgar Capital. Per the terms of the agreement, the UCC-1 filings against the Company’s asset’s will be lifted in ninety one (91) days after settlement, so long as NAS does not declare bankruptcy during such ninety one day period.  (For additional information, see also Item 1A, Risk Factors – Continuation as Going Concern; We Need Substantial Additional Capital.)

Raise Additional Capital.

We currently have a cash shortage, and our operating revenues are insufficient to fund our operations, primarily due to our past encumbered litigation with Trafalgar Capital which was settled on March 25, 2011.  Consequently, our audited financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (see Item 8, Financial Statements and Supplementary Data).  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  Accordingly, we intend to seek additional financing.  Any additional funding sought would likely result in a material and substantial dilution of the equity interests of our current shareholders and could potentially, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects.  (See also Item 1A, Risk Factors – Continuation as Going Concern; We Need Substantial Additional Capital; and Operating Losses, Layoffs and Cutbacks.)

Improve Existing Operations.

Our operating results have been unsatisfactory.  We had a working capital deficit of $(6,278,876) at December 31, 2010. We also have experienced recurring losses.  Although in each of the following periods our revenues have increased over the corresponding period in the prior year, our revenues for 2010 decreased due primarily to our encumbrance with Trafalgar and the inability to service our customers. For the fiscal year end December 31, 2010, we had an operating loss of $(2,306,574) and a net loss of $(2,888,633); and for the year ended December 31, 2009, we had an operating loss of $(3,125,188), and a net loss of $(4,887,646).  In addition, as a result of insufficient cash flow we had to lay-off 50% of our operations staff and impose a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management, and at April 14, 2011 our cash on hand, most of which was obtained from recent private placements of our common stock, was a negligible $2,700. On September 30, 2010, we were forced to reduce operations in our Nevada subsidiary, and lay-off the remaining staff. We have since consolidated operations for Nevada to our Arizona subsidiary for the interim period until we can assess the Nevada market.

We are working to improve the existing operations by removing the burdens and obstacles that we believe are impeding our operations. With Trafalgar litigation settled we intend to expand our operations while carefully managing our overhead to attempt to increase revenue and improve cash flow. Our plan is to increase our revenue by increasing our visibility and the awareness of our company, and our products and services, by hiring sales persons in Arizona and California and engaging our estimating department in actively calling on potential clients. In general, we will strive to engage in more aggressive sales, marketing, and advertising activity.  We intend to further develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also commit to further implemented cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees. We feel ultimately that having these tasks performed at our branch offices could provide reduced overall overhead and greater corporate control of pricing. To increase revenue and cash flow position, we intend to begin our acquisition strategy, and plan to acquire companies which support our overall corporate structure (See Effect Strategic Acquisitions).

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

We use the following principal criteria to evaluate acquisition opportunities:

•

Established businesses with a proven track record: We seek established businesses with a proven operating track record strong financial performance, positive operating results, established or growing contract backlogs, and/or the potential for positive operating cash flow.  We consider the experience and skill of management and whether other talented personnel exist within the company or the local market.

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

Director Qualifications and Board of Directors Role

Our Company’s Board of Director qualifications, to date, have been members of the ownership of our Company. As owners of the Company who now sit on the board, their fundamental role has been to guide the Company’s success in its current operations, to oversee the management and executive levels of the Company and to ensure that the Company complies with the rules and regulations of a public or traded company. Management has traditionally had a broad discretion to adjust the application and allocation of our cash and other resources as they are also a part of the ownership and Board of Directors team. With the effective status of our registration statement, the Company has started implementing “key” business concepts and fundamental strategies in order to further “separate” the Board functions from those of management. Our primary goal is to have our Corporate Governance rules and regulations implemented to start these strategies. The Board of Directors role in the next six to twelve months will move from its existing blend of management and direct dependence on ownership to one of independence set forth in our Governance charter as noted on our website and other disclosed documentation. These principals also adhere to the Company’s code of conduct (ethics) which is also noted on the Company’s website and exhibited hereto on this annual filing.

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

Intecon, Inc.

On December 26, 2007, we acquired 100% of the outstanding capital stock of Intecon, Inc. (“Intecon”), an Arizona corporation headquartered in Tempe, Arizona, which conducts an automation control systems business similar to ours except that Intecon specializes in water management/wastewater treatment projects awarded by municipalities.  Pursuant to a Stock Purchase Agreement among us, Brandon A. Spiker (“Spiker”), David Marlow (“Marlow”) and Frank Brown (“Brown”), we issued an aggregate of 300,000 “restricted” shares of our common stock (valued at $42,000), and paid an aggregate of $300,000 in cash when we paid the unsecured 60-day, 5% Promissory Notes we issued at the closing to the sellers, as follows: Spiker: 120,000 shares and a $120,000 Note; Marlow: 90,000 shares and a $90,000 Note; and Brown: 90,000 shares and a $90,000 Note.  In addition, we agreed to pay up to $150,000 (we actually paid $250,000) of Intecon’s outstanding indebtedness the repayment of which had been guaranteed by Spiker and Marlow.  On March 25, 2008, as part of the overall Intecon acquisition, we issued an additional 1,500,000 “restricted” shares of common stock, valued as of the December 26, 2007 acquisition date at $210,000, to each of Messrs. Spiker and Marlow as a retention bonus in consideration for him entering into an employment agreement with Intecon expiring on December 31, 2010.  (For more information about such employment agreements, see Item 11 – Executive Compensation.)

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

In both 2010 and 2009, we derived approximately 65% of our revenues from the sale of our automated control systems or components for use by municipalities in operating their water reservoirs and waste water treatment facilities, a field in which we have developed considerable expertise.  The balance of our revenue comes from customers primarily in mining and manufacturing.  We also have been retained to provide automated control systems or components for use in industrial applications such as oil and gas refining and distribution, food and beverage production, metals processing, and tire manufacturing, among others. We provide ongoing support services, including staff training, plant operations support and network management, web-based plant monitoring, software revisions and upgrades, system maintenance services, and system emergency support, although in each of fiscal 2010 and fiscal 2009, our revenues from performing these services accounted for approximately 10% and 5% our revenues, respectively.

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

In our Underwriters Laboratories (“UL”) certified control panel fabrication facility in Tempe, Arizona, we design and produce, according to electrical and other specifications issued by UL, the control panels that connect and operate the SCADA interface network.  We are equipped to manufacture a variety of control panels, including UL-508 standard control panels, which can be built either to the specifications of our end user or based on an application-specific design created by our engineers. Virtually every panel we produce is custom-designed for the field functions it is to control, and it is rare to have two identical panels from project to project and end user to end user. These panels may be incorporated into system design projects for which our services have been retained, or on occasion we may sell them to original equipment manufacturer (“OEM”) clients who then will incorporate our panels into the manufacture of their own systems and products.

A Typical Project – From Concept to Operational Control Panels

We are currently working on the Glendale Oasis Zone 4 Ground Water Treatment Plant and Well Sites project for The City of Glendale, Arizona The project includes the automation of six well sites and one fully automated state-of-the-art treatment facility.  The facilities were implemented to reclaim used water and clean it in such cases as to not only satisfy the EPA standards but also remove the impurities or the reclaimed water for other uses.  This is a construction manager at risk project. NAS was chosen for award of this project based on our reputation and completeness of our Scope of Work proposal.  NAS was hired to design and install control panels and field instrumentation to automate the ground water treatment system.

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

Customers; Contracts; Concentration; Seasonality

Our customer base consists primarily of contractors and electrical subcontractors who have been awarded projects requiring the installation of automation controls systems. Our business depends principally on our being awarded projects by those contractors or subcontractors through a competitive bidding process, although a relatively small number of jobs are obtained through negotiation.  As for 2010 and 2009 approximately 65% of our projects have involved water reservoir management and waste water treatment facilities operated by municipalities, although we also have been retained by contractors and subcontractors to provide automated control systems or components for use in industrial applications.

Typically, the material terms of our fixed-price contracts are: (1) progress based, (2) invoicing terms, (3) deadlines for submittals, (4) wage rates and (5) start time.  For time and material contracts, our material terms involve:  (a) the start/end date and (b) price quotes for materials and percentage of labor allocated for the job.

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

Our focus in 2011 and beyond, will be to expand our market via inorganic growth mainly through Mergers and Acquisitions into other regions of the United States, solidifying our position as a leading System Integrator and becoming the provider of choice for a wider range of industries and territories served, allowing for the growth and sustainability in unpredictable market trends.

Competitive Business Conditions; Competitive Position; Methods of Competition

 Competition

The automation control industry is intensely competitive.  A few large automation control companies, such as Emerson Electric Company, Rockwell Automation, Inc. and Honeywell International, Inc., dominate the industry as they offer national as well as worldwide support for the corporate and government clients they serve. Many of our competitors have longer operating histories, and virtually all have greater name recognition, larger customer and end user bases and significantly greater financial, technical and sales and marketing resources than we do.  As noted above, 65% of our revenue is derived from water management/waste water treatment jobs awarded by municipalities in the Southwestern United States.  Our most significant competitor for this market niche is Fluid IQs Inc. (formerly known as Control Manufacturing Company), which is based in Napa, California, with regional offices in Arizona, Nevada, New York, Southern California and Utah, and is a subsidiary of Glenmore Global Solutions.  Fluid IQs, which has been in business for 28 years, states on its website that it is one of a very select number of certified system integrators listed by Control System Integrators (“CSIA”); certified member status with the CSIA is achieved by meeting stringent performance standards, as measured in an intensive audit process conducted by an independent third-party consulting firm, in general management, financial management, project management, quality management, technical management, human resources, and business development; and certified members are re-audited every three years to the current performance standards.

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

Backlog

Our backlog represents contracts that we have started or have been awarded, but which have not been completed or signed, respectively, and it excludes the portion of orders already included in revenue on the basis of percentage of completion.  Our backlog as of December 31, 2010 and December 31, 2009 was $400,000 and $2,486,992 respectively. Our backlog generally runs off within 12 months from the date of contract signing.

Since projects take several months to complete, we generally show a large backlog of work as new projects begin. As the projects are completed, backlog is realized.  During fiscal 2010 we realized $1,758,494 (71%) of the backlog existing at December 31, 2009; and at fiscal 2009, we realized $1,753,645 (75%) of the backlog existing at December 31, 2008. A small portion of unrealized backlog reflects project contracts that involve extended or ongoing service that will be realized when the service is provided or completed.

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

We have also developed a “Brand Standards Manual” to help with the implementation and use of logos, letterhead and other products that seek to brand all our subsidiary companies under the name “National Automation Services, Inc.”

Number of employees

As of April 14, 2011, we had 15 employees, all of which are full-time, including two electrical engineers, three control engineers, two estimating engineers, two sales engineers, one technicians, one project managers, and four support staff (accounting, office clerical, marketing).

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

Risks Relating To Our Business

Continuation as a Going Concern

Our auditors' report on our audited December 31, 2010 financial statements, and Note 3 to such financial statements, reflect the fact that with the current economic environment extending collections of our receivables and our inability to obtain additional financing, it would be unlikely for us to continue as a going concern. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects.  As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products and services, by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services.  We also intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices.  However, we can give no assurance that these plans and efforts will be successful.

We Need Substantial Additional Capital

We have experienced recurring net losses, including net losses of $(2,888,633) for the fiscal year ended December 31, 2010 and $(4,887,646) for the fiscal year ended December 31, 2009, and we had an accumulated deficit of $(15,848,527) at December 31, 2010.  Although at December 31, 2010, we had accounts receivable of $307,622, our receivables are being paid slower 60 to 90 days after invoice and currently we have a severe cash shortage, with approximately $2,700 of cash on hand at April 14, 2011. At December 31, 2010, we had approx. $160,000 in receivables which will be paid directly to our vendors once the customer initiates payment. We will not receive these funds directly, but will reduce our obligations once we have been informed that payment has been made. Our operating revenues are insufficient to fund our operations.  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.

Operating Losses, Layoffs and Cutbacks

There can be no assurance that we will achieve profitability in the near term, over the long term, or ever.  Although in each of the following periods our revenues have increased over the corresponding period in the prior year we cannot give any assurance that our revenues will continue to do so. For the fiscal year ended December 31, 2010, we had an operating loss of $(2,306,574) and a net loss of $(2,888,633); for the year ended December 31, 2009, we had an operating loss of $(3,125,188) and a net loss of $(4,887,646).  In addition, as a result of insufficient cash flow, we were forced to lay-off 50% of our operations staff and impose a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management, although we have paid such cash reductions in shares of our common stock through March  2011. On September 30, 2010, we were forced to reduce operations in our Nevada subsidiary, lay-off the remaining staff in our Nevada subsidiary, and transfer projects to our Arizona operations until such time as we can assess the Nevada market. As of April 14, 2011 our cash on hand was only approximately $2,700. Our business and growth strategies may never be successful, and we may never be profitable.

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

Impairment of Goodwill and/or Intangible Assets May Occur

Goodwill resulting from our acquisitions of other companies and other intangible assets represented a significant portion of our assets. As of December 31, 2010 and December 31, 2009, we had goodwill and other identifiable intangible assets of $0 and $36,034, respectively. We review these assets for impairment at least annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If we were to determine that a significant impairment in value of our goodwill or unamortized intangible assets had occurred, we would be required to write off a substantial portion of such assets, which would negatively affect our results of operations and financial condition, and it could adversely impact our stock price.

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

Collection Uncertainties on Accounts Receivable

We are paid as the work we perform on a project progresses toward completion. The current credit and economic environment has significantly impacted the ability of our contractors to pay amounts due to us, or the ability of end users to pay our contractors, in a timely manner. Although we have had nominal increases in our reserve for doubtful accounts, payments of our accounts receivable have slowed, and our collections currently are averaging 60 to 90 days after billing. Additionally, on a majority of our jobs we are required to advance the funds to purchase components or other materials prior to our receipt of an interim progress payment. If we do so, and the project is terminated or our contract is cancelled, we may have difficulty recovering those expenditures from our contractor, subcontractor, or end user. If a contractor, subcontractor or end user becomes insolvent or files for bankruptcy protection, the amount recoverable may be less than the amount owed to us, in which case the project could generate a loss instead of a gross profit for us.  To try to minimize these collection risks, when we receive a contract we place a lien against the project in order to obtain collateral security for the payments of our receivables; however, we might not have a first priority position, and the value of the collateral could be insufficient to satisfy all lien creditors, which would limit the amount of our recovery.  Although on most of the jobs we receive our contractors or subcontractors are required to post a bond to secure the payments to which we become entitled as a result of the services we perform, there can be no assurance that we will be able to collect from the bonding company.

Fixed-Price Contracts

Approximately 90% of our revenues, including larger engineered systems projects, are performed under fixed-price contracts.  We are responsible for all cost overruns, other than those resulting from customer-approved change orders and certain force majeure (natural disaster) situations. Our actual costs may exceed, and gross profit realized may be less than, the estimates derived from our contract prices, for various reasons, including, for example, errors in estimates or bidding; changes in availability and cost of labor and component parts; and reduced productivity. These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses. Depending on the size of a project, variations from estimated contract performance could have a significant negative impact on our operating results and our financial condition.

The following table represents the amounts of our revenues which are generated by each of fixed-price and time and materials contacts, and the percentage of our revenues attributable to these contract types:

	Year Ended December
	2010		2009
Project revenue (generally fixed price)	1,758,494	90%	$ 3,544,893	95%
Service revenue (generally time and materials)	199,910	10%	192,832	5%
Total revenue	1,958,404	100%	$ 3,737,725	100%

Typically, the material terms of our fixed-price contracts are: (1) progress based, (2) invoicing terms, (3) deadlines for submittals, (4) wage rates and (5) start time.  For time and material contracts, our material terms involve:  (a) the start/end date and (b) price quotes for materials and percentage of labor allocated for the job.

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

Control by Management; Anti-Takeover Considerations

Our company is effectively controlled by Management, specifically Messrs. Robert W. Chance, Jody R. Hanley, Manuel Ruiz, Brandon Spiker, David Marlow, and Jeremy Briggs (“Management”), who collectively own approximately 24% (as of April 14, 2011) of our outstanding common stock.  While we intend to pursue our business strategy as set forth herein,

Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, issue additional shares of capital stock and generally to direct our affairs and the use of all funds available to us.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our current stockholders.  Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Dependence on Management

Our success is dependent upon the active participation of our Management.  We have entered into employment agreements (i) with Mr. Chance, for an initial two-year term which expired February 14, 2009, and such agreements now are in their successive automatic one-year renewal periods, and each employee may elect not to renew his contract on notice given to us at least 30 days before the renewal date, (ii) with Mr. Marlow which expire on December 31, 2010, such agreements now are in their successive renewal periods and each employee may elect not to renew his contract on notice given to us at least 30 days before the renewal date, and (iii) with Mr. Spiker as of February 28, 2011, the Company reduced his full-time status to part-time status until such time as our cash constraints and operations can be corrected. In addition, we do not maintain any "key man" insurance on any of their lives.  In the event we should lose the services of any of their people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

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

Risks Related to Our Industry in General

Exposure to Product and Professional Liability Claims

In the ordinary course of our business, we may be subject to product and professional liability claims alleging that products we sold or services that we provided failed or had adverse effects. We maintain liability insurance at a level which we believe to be adequate. A successful claim in excess of the policy limits of the liability insurance could materially adversely affect our business. As a user of products manufactured by others, we believe we may have recourse against the manufacturer in the event of a product liability claim. There can be no assurance, however, that recourse against a manufacturer would be successful, or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.

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

None

ITEM 2:

PROPERTIES

We do not own any real property.  We lease all our space either on a month-to-month basis or pursuant to written operating lease agreements.

Since January 1, 2004, our ISS subsidiary has leased approximately 3,500 square feet of office space located in Henderson, Nevada, from a non-related third party for $3,100 per month.  The Company restructured the lease to reflect a month-to-month lease on January 1, 2007. As of December 31, 2010, the Company has cancelled its lease located in Henderson, Nevada.

Since January 2006 our Intecon subsidiary has occupied a leased 9,176 square feet of office and warehousing space located in Tempe, Arizona, from a non-related third party, and is on a month-to-month basis at a rate of approx $6,500 per month.

On September 1, 2008, Intecon has also leased approximately 195 square feet of sales office space located in Tucson, Arizona, on a month-to-month basis from a non-related third party for $500 per month.

On February 10, 2009, we leased from a non-related third party our 1,600 square foot corporate offices located in Henderson, Nevada, for a term of three years commencing March 1, 2009 with a base annual rent of $31,620 with a 4% annual increase.  On April 1, 2010, the Company amended the above operating lease agreement for our corporate offices located in Henderson, Nevada. The operating lease runs from April 1, 2010 for thirty-one months (31) to October 31, 2012 with a non-related third party with a base annual rent of $59,400 with no annual increase for (24) twenty four months after the 24 month period; the increase to rent is 4.63%. As of February 28, 2011, we have cancelled our lease for our Corporate Offices and are actively searching for other office space.

ITEM 3:

LEGAL PROCEEDINGS

We were a defendant in a legal proceeding with an adverse party which has a material interest adverse to us, as set forth below.

On April 23, 2009, we filed a complaint against Trafalgar Capital Specialized Investment Fund, FIS and Trafalgar Capital Sarl (collectively, “Trafalgar”) in the United States District Court, Southern District of Florida (the “Court”).  Our complaint sought a declaratory judgment that the secured loans we entered into with Trafalgar in July 2008 and December 2008 violate the usury laws of the State of Florida, whose laws govern the loan documents, by calling for interest to be paid at a greater rate of interest than is allowed by applicable law, and that due to their usurious nature the loan documents are not enforceable by Trafalgar.  We also sought a compensation for the damages we have suffered, the return of all payments we made under those loan documents, the return of all pledged collateral and the release of the security interest we granted in our assets, double the interest we paid, attorneys’ fees and punitive damages.  We also asked the Court to order that Trafalgar be precluded from enforcing its rights under our March 2008 loan documents until it has made the payments described above regarding the usurious July and December 2008 loans.  Furthermore, in the alternative, we alleged that Trafalgar breached our December 2008 Credit Agreement by, among other things, conducting daily sweeps of the monies deposited into the lockbox, representing the proceeds of our accounts receivable, and we sought for compensatory damages and attorneys’ fee.

In November 2009 we were served with the complaint Trafalgar filed on October 30, 2009 in the Court against us, our two subsidiaries and Robert Chance, our CEO.  Trafalgar’s Complaint sought repayment of the amounts we allegedly owe under the subject loan and other credit agreements we enter into, plus interest and attorneys fees, and foreclosure on all of our assets (we had pledged such assets as collateral pursuant to the terms of the Security Agreement we executed in connection with such agreements).  The Complaint also alleged that we fraudulently induced Trafalgar to extend to us the approximately $3 million in total financing we received.

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

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the above noted pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Per the terms of the agreement, the UCC-1 filings against the Company’s asset’s will be lifted in ninety one (91) days after settlement, so long as NAS does not declare bankruptcy during such ninety one day period.

ITEM 4:

[REMOVED AND RESERVED]

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Markets under the symbol “NASV.QB” since October 12, 2007. The quarterly high and low close information on the OTC Markets of our common stock for each full quarterly period is as follows:

Fiscal Year Ending December 31, 2010:	High	Low
Fourth Quarter	$0.07	$0.01
Third Quarter	0.08	0.04
Second Quarter	0.15	0.07
First Quarter	0.12	0.05

Fiscal Year Ended December 31, 2009:	High	Low
Fourth Quarter	0.15	0.06
Third Quarter	0.17	0.08
Second Quarter	0.20	0.13
First Quarter	0.19	0.09

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Sales of Unregistered Securities

The following is a summary of all transactions within the year involving our sales of our securities not disclosed under our audited financial statement Form 10K  for fiscal year 2009 and our 10-Q reviewed financial reports for fiscal year 2010, for the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

2011

On March 8, 2011, the Company issued to one individual the sum of 3,500,000 shares of common stock in consideration for services rendered and to be rendered at a value of $168,000 or $0.048 per share.

On March 18, 2011, the Company terminated its agreement with Ascendiant Capital. The Company has since removed the 70,000,000 shares form escrow and back into treasury.

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

On March 28, 2011, the Company issued to one individual the sum of 1,000,000 shares of common stock in consideration for employment retention at a value of $30,000 or $0.03 per share, based upon the agreement date.

On March 28, 2011, the Company issued to one individual the sum of 1,000,000 shares of common stock in consideration for employment retention at a value of $48,000 or $0.048 per share, based upon the agreement date.

On March 28, 2011, the Company issued to one individual the sum of 750,000 shares of common stock in consideration for employment retention at a value of $36,000 or $0.048 per share, based upon the agreement date.

On March 28, 2011, the Company issued to two individuals the sum of 696,666 shares of common stock in consideration for services rendered and finder’s fee agreement at a value of $20,900 or $0.03 per share.

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash at a value of $85,000 or $0.02 per share.

On March 31, 2011, the Company issued to 25 individuals the sum of 4,461,279 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued at a value of $435,878 or $0.10 per share based upon the agreement stipulated for the salary reimbursement.

On April 4, 2011, the Company had returned from one individual the sum of 310,000 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued in error at a value of $31,000 or $0.10 per share.

On April 6, 2011, the Company issued to Trafalgar Capital the sum of 7,645,821 shares of common stock in consideration for settlement agreement dated March 25, 2011. The shares were issued at a value of $420,520 or $0.055 per share.

2010

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

Except as stated above and also noted in our registration statement Form 10, Form 10-Q, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Holders

As of April 14, 2011, we had 152,870,081 shares of common stock issued and outstanding and approximately 410 shareholders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of our fiscal year ended December 31, 2010, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in the Stock-based Compensation Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).

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

Executive Overview

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At April 14, 2011, although our accounts receivable were approximately $260,000, our cash on hand was approximately $2,700, and our operating revenues are insufficient to fund our operations.  Consequently, our audited December 31, 2010 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (See Item 8, Financial Statements and Supplementary Data).  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.

Decision to “Go Public”

National Automation Services, Inc. (“NAS”), desire to become a publically traded Company was to provide to the industry in which we do business, an opportunity to enter into a market which has traditionally been (1) a privatized industry and (2) a segregated industry. By going public NAS has the potential to raise capital, more than would be readily available through bond financing (multiple restrictions) and the private financing markets. These private markets have higher rates and are a greater risk to the Company’s overall growth. In the “public arena”, financing can provide opportunities to “glue” together the privatized and segregated industry through acquisitions, joint partnerships, and other working relationships. Essentially, going public will allow NAS to “unlock” relatively illiquid value in our equity and more accessible debt financing (available to publicly traded companies), to turn it into a mechanism for purchasing power. Much of the money raised by going public allows NAS to pursue its business plan, financing business operations and ultimately achieving the growth by acquisition strategy and the overall improvement of the Company’s net worth. Our Form 10 General Registration Statement was filed with the Securities and Exchange Commission on August 7, 2009 went effective 60 days following that date, on October 6, 2009, and was cleared of all comments, in the SEC’s limited review on March 8, 2010.

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

Results of Operations for the Fiscal Years Ended December 31, 2010 and 2009

Summary of Consolidated Results of Operations

	Year Ended December 31,
	2010	2009	%Change

Revenue	$1,958,404	$3,737,725	(48)%
Cost of revenue	1,993,746	3,569,289	(44)%
Total gross profit (deficit)	(35,342)	168,436	(121)%

Operating expenses:
Selling, general and administrative expenses	1,485,276	1,723,295	(14)%
Consulting fees	19,075	815,456	(98)%
Professional fees and related expenses	766,881	754,873	2%

Operating loss	(2,306,574)	(3,125,188)	(26)%

Interest expense, net	582,059	1,619,257	(64)%
Goodwill impairment	--	272,111	100%
Gain (loss) on debt extinguishment	--	(150,266)	(100)%
Gain (loss) on disposal of assets	--	6,406	100%
Provision for (benefit from) income taxes	--	14,950	100%

Net loss	$(2,888,633)	$(4,887,646)	(41)%

Operating Loss; Net Loss

Our decrease in revenue of $(1,779,321) or (48)%, over the prior year is a result of the downturn within our industry. We were unable to increase our contracts and services due to our inability to purchase parts for the Company. Our decrease in cost of revenue (goods sold) of $(1,575,543) or (44)% over the prior year due to the decrease in our production and labor costs. Our operating loss decreased by $(818,614), or (26)%, to $(2,306,574) and our net loss decreased by $(1,999,013), or (41)%, to $(2,888,633).  As discussed below, we attribute these decreases in our net losses over the prior period to the following: the $(238,001) or (14)% decrease in our selling, general and administrative expense with the reduction of staff; the $(796,381) or (98)% decrease in our consulting fees.

Revenue.  Our consolidated 2010 revenue decreased by $(1,779,321), or (44)%, to $1,958,404 compared to $3,737,725 for the year ended December 31, 2009, due to loss of business, which is attributable to an decrease in (1) the number of new jobs we received and commenced, (2) inability to purchase parts for current customers, and (3) work performed on existing jobs included in our December 31, 2009 backlog of $2,486,992, with no addition to the backlog.  We expect to increase service related revenue by our sales efforts and through our acquisition strategy, whereby we can increase our regional footprint and thus provide additional local service related contracts.

Cost of Revenues; Gross Profit.  Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  Our consolidated 2010 cost of revenue decreased by $(1,575,543) or (44)%, to $1,993,746, due to the decrease in our consolidated revenues and labor cutbacks since June 2009.  Our 2010 consolidated gross profit decreased by $(203,778), or (121)%, to $(35,342), primarily due to our reduction in revenue on new jobs as well as work performed on our existing backlog.

Operating Expenses

Our consolidated operating expenses for 2010 decreased by $(1,022,392), or (31)%, to $2,271,232, which resulted in an operating loss of $(2,306,574), compared to 2009 operating expenses of $3,293,624, and an operating loss of $(3,125,188).  The $(818,614) decrease (26)% in our operating loss is due to the following factors:  the $(238,019) decrease in our selling, general and administrative expense with the reduction of staff (due to our salary reduction in our Nevada subsidiary in September of 2010, and the loss of 2 additional staff members in our Intecon subsidiary); the $(796,381) or (98)% decrease in our consulting fees (we did not enter into any additional contracts for the fiscal year end).

Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses decreased by $(238,019), or (14)%, to $1,485,276 for the year ended December 31, 2010, due to the reduction of staff (due to our salary reduction in our ISS subsidiary in September of 2010, and the loss of 2 additional staff members in our Intecon subsidiary).

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $(796,381) or (98)% , to $17,095 for the fiscal year ended December 31, 2010. We did not enter into any additional contracts with new consulting groups due to our impending litigation of Trafalgar. Trafalgar has hampered our efforts in the past year to promote our business on any National level.

Professional Fees and Related Expenses.  Professional fees, which principally represent costs for legal and accounting fees and expenses, and corporate, operations and acquisitions advisory services rendered stayed relatively the same.

Interest Expense; Net.  Interest expense, net decreased by $(1,037,198), or (64)%, to $582,059, and is primarily attributable to the interest expense on our secured debt to Trafalgar; including the non-cash accretion of all debt discounts of $787,216 under our loan and credit agreements with Trafalgar due to the default notice we received from Trafalgar in July 2009.  At December 31, 2010 we owed Trafalgar an aggregate of $3,105,399, including $758,398, net outstanding under our December 2008 secured revolving note all of our secured indebtedness to Trafalgar which was in default. As of March 25, 2011, the Company has settled its litigations with Trafalgar (For additional details see Item 3: Legal).

Financial Condition

Summary of Consolidated Balance Sheets

	December 31,
	2010	2009	% Change
CASH	$11,404	$42,384	(73)%
ACCOUNTS RECEIVABLE, NET	307,622	367,098	(16)%
INVENTORY	340,519	450,110	(24)%
TOTAL CURRENT ASSETS, OTHER	22,667	-	100%
OTHER ASSETS	177,467	181,726	(2)%
TOTAL ASSETS	$859,679	$1,041,318	(17)%

TOTAL CURRENT LIABILITIES, OTHER	$3,855,689	$2,552,431	51%
CURRENT MATURITIES OF TRAFALGAR DEBT
Current portion of secured redeemable debentures, net	2,347,001	2,347,001	0%
Revolving note, net	758,398	758,398	0%
LONG-TERM LIABILITIES	12,654	19,582	(35)%
TOTAL LIABILITIES	6,973,742	5,677,412	23%

STOCKHOLDERS' DEFICIT	(6,114,063)	(4,636,094)	32%
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$859,679	$1,041,318	(17)%

Assets.  At December 31, 2008, our consolidated total assets decreased by $(181,639), or (17)%, to $859,679, is due to the following; (1) less cash as of December 31, 2010 (2) to our total amortization of our Intangible assets as of December 31, 2010 (3) reduction of inventory due to our inability to purchase parts (4) reduction in our accounts receivable due to our loss of new customers and inability to service our current customers.

Liabilities.  At December 31, 2010, our consolidated total liabilities increased by $1,296,330, or 23%, to $6,973,742, attributable principally to our Trafalgar interest and our accrual of payroll liabilities.

Stockholders’ Deficit.  Our consolidated stockholders’ deficit increased by $1,477,969, or 32%, to $6,114,063 primarily due to the Company’s stock issuance in efforts to raise capital and our net loss for our fiscal year ending December 31, 2010.

Revenue by Service Type

	Year Ended December
	2010		2009
Project revenue (generally fixed price)	$ 1,758,494	90%	$ 3,544,893	95%
Service revenue (generally time and materials)	199,910	10%	192,832	5%
Total revenue	$ 1,958,404	100%	$ 3,737,725	100%

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

Even with the overall revenue less than the prior fiscal year of 2009, our revenue mix for the fiscal year 2010 shows an increase in our service related revenues. As we have stated previously, we expect to increase service related revenue by our sales efforts and through our acquisition strategy, whereby we can increase our regional footprint and thus provide additional local service related contracts.

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

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $90,000 which was sent to Border States under the writ on October 15, 2010. As of December 31, 2010, our outstanding balance owed to Border State was $91,000. As of April 4, 2011, the Company has repaid this vendor in full.

Off-Balance Sheet Arrangements

At December 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  Although for the year ended December 31, 2010, our accounts receivable were $307,622, a decrease of $59,476, or 16%, due to a decrease in invoiced revenue, compared to December 31, 2009, at April 14, 2011 our cash on hand was $2,700.  In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work (our receivables are now being paid within 60 to 90 days).  We also noted in 2010, that the Company, due to its encumbrances with Trafalgar, has had limited ability to service its customers. As a consequence we had to renegotiate with some of our customers in order for them to purchase parts from our vendors. At December 31, 2010, we had approx. $160,000 in receivables which will be paid directly to our vendors once the customer initiates payment. We will not receive these funds directly, but will reduce our obligations once we have been informed that payment has been made. Accordingly, we continued our imposed temporary 20% salary reduction on our employees and a 50% salary reduction on our senior management (we have paid such cash reductions in shares of our common stock up to June 30, 2009 and have accrued for the remainder of the salary on our financial statements). As of March 31, 2011, the Company has repaid a portion of reimbursement to the employees in the form of stock in order to retain existing employees and reduce our overall payroll accrual.

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

Also during 2010, we entered into promissory note agreements with three employees of the Company as a part of reimbursable expenses.  We originally entered into these agreements with the anticipation of paying them back in a very short term.  As of March 31, 2011, the Company still holds five outstanding related party loan agreements

On April 7, 2010, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period. In this equity purchase agreement, the Company has established a new relationship with a funding group. The relationship between the Company and this lending group was intended to provide the Company with additional cash financing for operational and acquisition funding. As of March 18, 2011, the Company has cancelled its agreement with Ascendiant. The company has returned to Treasury the 70,000,000 shares of stock held in escrow and has expensed the deferred financing fees in the amount of $125,000 in the first quarter of 2011.

Summary of Consolidated Cash Flow for the year ended December 31, 2010 and 2009 (rounded)

Our total cash and cash equivalents decreased approximately by $31,000, or 73%, to $11,400 for the year ended December 31, 2010, compared to $42,400 for the year ended December 31, 2009. Our consolidated cash flows for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
Net cash (used) by operating activities	$(770,400)	$(1,500,300)
Net cash (used) by investing activities	$--	$(18,700)
Net cash provided by financing activities	$739,500	$1,452,900

Operating Activities

Our total cash (used) by operating activities decreased by $(729,900), or (49)%, to $(770,400) for the year ended December 31, 2010, compared to $(1,500,300) for the year ended December 31, 2009.

For the fiscal year ended December 31, 2010, we had less stock issued for services compared to December 31, 2009. We expect future cash (used) provided by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, receivables collections, inventory management and timing of vendor payments. We noted the impairment of our goodwill due to our reoccurring net losses from our Arizona subsidiary, and deferred revenue from our Nevada subsidiary at fiscal year ended December 31, 2009. We still continue to issue stock for services rendered by employees and consultants. Large fluctuations in our operating cash position will continue until we can stabilize our cash funding for operations and future acquisitions. We had no significant unusual cash outlays related to our operating activities during fiscal 2010.

Investing Activities

Our total cash used for investing activities decreased by $(18,700), or 100%, to $0 for the year ended December 31, 2010, compared to $(18,700) for the year ended December 31, 2009. The decrease is attributable to no additional purchases in our corporate offices, at our Arizona subsidiary and at our Nevada subsidiary as of December 31, 2010.

Financing Activities

Our total cash provided by financing activities decreased by $(713,400), or (49)%, to $739,500 for the year ended December 31, 2010, compared to $1,452,900 for the year ended December 31, 2009. The decrease is due in part to our limited funding through our sale of restricted stock. Our litigation lawsuit with Trafalgar has hampered our ability to seek additional funding in the form of equity, debt or mezzanine debt. We still require investment capital to run operations as well as our acquisition strategy. We will continue to seek out additional funding for the Company.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and the Securities and Exchange Commission (“SEC”) compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, for payroll, and related employment expenditures (i.e. benefits). The remaining cash is used for debt service and to remain current with any SEC filings that are required

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Fluctuations in Stock Price

Our common stock has been quoted on the Pink Sheets since October 12, 2007. Since that date, our common shares have traded on the Pink Sheets between a low of $0.01 per share and a high of $0.56 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including but not limited to the following: (i) the risk factors described herein; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors’ view of the sectors and markets in which we operate; or (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Limited Public Trading Market

Our common stock is currently quoted for trading on the Over the Counter (“OTC”) QB markets. Trading in stocks quoted on the OTC is often thin and characterized by wide fluctuations in trading prices. With the registration of our Form 10, we seek to increase our trading volume in our current market, however, there can be no assurance that a more active trading market will commence in our securities on the Pink Sheets. Further, in the event that an active trading market commences on the Pink Sheets, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At April 14, 2011 we had outstanding an aggregate of 152,870,081 shares of restricted common stock.  In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company our shares of restricted common stock are eligible for sale under Rule 144 as of October 6, 2009 at which time we became subject to the reporting requirements of the Exchange Act, i.e., our registration statement became effective, and then only if we thereafter have complied with our reporting requirements under the Exchange Act for the next 6 to 12 months.  No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

No Dividends

We have never paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.  Furthermore, our financing agreements with Trafalgar prohibit us from declaring dividends while our indebtedness is outstanding.

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

 NATIONAL AUTOMATION SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

National Automation Services, Inc.:

We have audited the accompanying consolidated balance sheets of National Automation Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2010 and 2009.  National Automation Services’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Automation Services, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the two years ended December 31, 2010 and 2009, in conformity with generally accepted accounting principles in the United States.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Henderson, NV

April 11, 2011

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED BALANCE SHEETS
	DEC 31, 2010	DEC 31, 2009

ASSETS
CURRENT ASSETS
Cash	$11,404	$42,384
Accounts receivable, net of allowance of doubtful accounts of $12,378 at December 31, 2010 and $25,780 at December 31, 2009.	307,622	367,098
Inventory	340,519	450,110
Prepaid fees	22,667	--
Total current assets	682,212	859,592
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $136,065 at December 31, 2010 and $90,390 at December 31, 2009.	46,932	140,157
OTHER ASSETS, NON-CURRENT
Security deposit	5,535	5,535
Deferred financing fees	125,000	--
Intangible Asset - net of accumulated amortization of $143,129 at December 31, 2010 and $107,095 at December 31, 2009.	--	36,034
Total other assets, non-current	177,467	181,726
TOTAL ASSETS	$859,679	$1,041,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$1,216,635	$1,301,316
Accrued liabilities	2,192,726	959,111
Deferred revenue	--	50,777
Current portion of loans, capital leases and line of credit	27,367	37,473
Current portion of secured redeemable debentures	2,347,001	2,347,001
ABL line of credit	758,398	758,398
Convertible debt, net of beneficial conversion feature of $34,212 at December 31, 2010 and $87,159 at December 31, 2009	220,788	37,841
Related party payable	198,173	165,913
Total current liabilities	6,961,088	5,657,830
Loans and capital leases	12,654	19,582
Total liabilities	6,973,742	5,677,412
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(70,000)	--
Common stock $0.001 par value, 200,000,000 authorized, 112,376,315 issued and outstanding at December 31, 2010 and 90,081,416 shares issued outstanding at December 31, 2009	182,376	90,081
Additional paid in capital	9,671,931	8,251,062
Stock (receivable)	(49,843)	(17,343)
Accumulated deficit	(15,848,527)	(12,959,894)
Total stockholders’ deficit	(6,114,063)	(4,636,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$859,679	$1,041,318

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DEC 31, 2010	YEAR ENDED DEC 31, 2009

REVENUE	$1,958,404	$3,737,725
COST OF REVENUE	1,993,746	3,569,289
GROSS PROFIT (LOSS)	(35,342)	168,436

OPERATING EXPENSES
Selling, general and administrative expenses	1,485,276	1,723,295
Consulting fees	19,075	815,456
Professional fees and related expenses	766,881	754,873
TOTAL OPERATING EXPENSES	2,271,232	3,293,624

OPERATING LOSS	(2,306,574)	(3,125,188)

OTHER EXPENSE, non-operating
Interest expense, net	582,059	1,619,257
Goodwill impairment	--	272,111
Gain on debt extinguishment	--	(150,266)
Loss on disposal of fixed assets	--	6,406
TOTAL OTHER EXPENSE, non-operating	582,059	1,747,508

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,888,633)	(4,872,696)

PROVISION FOR INCOME TAXES	--	14,950

NET LOSS	$(2,888,633)	$(4,887,646)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	102,798,048	80,158,619

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Payable/ Receivable	Stock Held in Escrow	Accumulated Deficit	Total
		0.001 par value
Balance at December 31, 2008	68,490,268	$ 68,490	$ 6,828,332	$ --	$ --	$ (8,072,248)	$ (1,175,426)
Stock for cash	17,758,900	$ 17,759	$ 907,355	$ --	$ --	$ --	$ 925,114
Stock for services	5,262,163	5,262	587,333	--	--	--	592,595
Stock receivable 11/12/09	200,000	200	9,800	(10,000)	--	--	--
Stock receivable 12/31/09	--	--	--	(7,343)	--	--	(7,343)
Return of stock to Treasury 10/21/09	(315,750)	(316)	(44,205)	--	--	--	(44,521)
Return of stock to Treasury 12/02/09	(1,314,165)	(1,314)	(148,952)	--	--	--	(150,266)
Convertible note (BCF) 11/09/09	--	--	65,000	--	--	--	65,000
Convertible note (BCF) 11/10/09	--	--	10,000	--	--	--	10,000
Convertible note (BCF) 12/15/09	--	--	6,000	--	--	--	6,000
Convertible note (BCF) 12/22/09	--	--	30,400	--	--	--	30,400
Net loss	--	--	--	--	--	(4,887,646)	(4,887,646)
Balance at December 31, 2009	90,081,416	$ 90,081	$ 8,251,062	$ (17,343)	$ --	$ (12,959,894)	$ (4,636,094)
Stock for cash	12,534,310	$ 12,534	$ 521,466	$ (32,500)	$ --	$ --	$ 501,500
Stock for services	3,987,213	3,987	294,627	--	--	--	298,614
Stock for conversion of debt	2,640,000	2,640	123,360	--	--	--	126,000
Stock payment for payable	662,787	663	223,887	--	--	--	224,550
Stock for deferred financing fees	1,470,589	1,471	123,529	--	--	--	125,000
Stock prepaid for services	1,000,000	1,000	67,000	--	--	--	68,000
Stock issued for equity draw down agreement (escrow)	70,000,000	70,000	--	--	(70,000)	--	--
Beneficial conversion feature	--	--	67,000	--	--	--	67,000
Net loss	--	--	--	--	--	(2,888,633)	(2,888,633)
Balance at December 31, 2010	182,376,315	$ 182,376	$ 9,671,931	$ (49,843)	$ (70,000)	$ (15,848,527)	$ (6,114,063)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED DEC 31, 2010	YEAR ENDED DEC 31, 2009
Operating Activities
Net loss	$(2,888,633)	$(4,887,646)
Cash used by operating activities
Allowance for doubtful accounts	(14,778)	(1,152)
Depreciation and amortization	129,258	122,527
Stock for services	298,614	540,894
Gain on extinguishment of debt	--	(150,266)
Loss on disposal of fixed assets	--	6,406
Accretion of debt discount and premium	--	787,016
Accretion of convertible notes beneficial conversion feature	119,948	24,242
Impairment of goodwill	--	272,111
Expenses paid by related party	32,260	--
Changes in assets
Decrease in receivables	74,253	144,908
Decrease in other receivables	--	76,147
Decrease (increase) in inventories	109,574	(223,844)
Decrease in prepaid expenses	45,331	397,886
Decrease in other assets	--	9,415
Changes in liabilities
(Decrease) increase in deferred revenue	(50,777)	50,777
Increase in accounts payable and accrued liabilities	1,374,503	1,330,308
Cash used by operating activities	(770,447)	(1,500,271)

Investing Activities
Purchase of property and equipment	--	(18,728)
Cash used by investing activities	--	(18,728)

Financing activities
Proceeds from sale of stock	501,502	924,950
Proceeds from convertible notes	255,000	125,000
Deferred financing fees	--	481,875
Related party payable, net	--	16,000
Payment of line of credit	(2,858)	(101)
Payments for loans and capital leases	(14,177)	(47,185)
Payments on ABL line	--	(47,654)
Cash provided by financing activities	739,467	1,452,885

Decrease in cash	(30,980)	(66,114)
Cash at beginning of year	42,384	108,498

Cash at end of year	$11,404	$42,384

Cash paid for interest	$6,500	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Capital lease	$--	$31,426
Financing for fixed assets	$--	$31,434
Debt and interest converted to stock	$126,000	$--
Deferred financing fees	$125,000	$--
Accounts payable paid with stock	$224,550	$--
Common stock held in escrow	$70,000	$--
Issuance of stock prepaid	$68,000	$--
Beneficial conversion feature on convertible debt	$67,000	$111,400
Stock receivable	$32,500	$17,343

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

We were originally incorporated on January 27, 1997 in Nevada under the name E-Biz Solutions, Inc., and on March 27, 1998, we changed our name to Jaws Technologies, Inc.  On July 7, 2000, we reincorporated in Delaware, and on September 29, 2000 we changed our name to Jawz Inc.  On March 6, 2007, we filed with the Securities and Exchange Commission (“SEC”) a Form 15-12G voluntarily terminating the registration of our common stock and our reporting obligations under federal securities laws.  On June 13, 2007, we changed our name to Ponderosa Lumber, Inc.  As Ponderosa Lumber, Inc., we were a public “shell” company with nominal assets and no operations, and our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity.  On June 25, 2007, we reincorporated as a Colorado corporation under the name Timeshare Rescue, Inc. On October 2, 2007, we changed our name to National Automation Services, Inc. in connection with our reverse merger with an operating entity named Intuitive System Solutions, Inc., as described below.  On December 28, 2007, we reincorporated as a Nevada corporation under the name National Automation Services, Inc. On August 6, 2009, we filed our Form 10 registration statement with the SEC to reinstate our reporting obligations under federal securities laws. The Form 10 became effective 60 days after submission on October 6, 2009 and cleared its limited comment review as of March 8, 2010.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of December 31, 2010 and December 31, 2009.

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

NOTE 1: Organization and basis of presentation (continued)

Inventories

Inventory is stated at the lower cost or market, we use the weighted average cost method and consists of materials for contracted jobs, manufacturing supplies and equipment (small tools which are purchased for specific contracts and the related costs are associated with the contract). We constantly review inventory for obsolescence and write off obsolete items at the time of physical count. As of December 31, 2010 and December 31, 2009, the Company noted obsolete items in inventory due to technical obsolesce and expensed $0 and $93,498 to cost of goods sold, respectively.

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

NOTE 1: Organization and basis of presentation (continued)

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During years ended December 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (For additional information see Note 10: Fair value).

NOTE 1: Organization and basis of presentation (continued)

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

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the year ended December 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. We adopted these new requirements as of December 31, 2010, and did not have a material impact on our financial statements.

Issued

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations and our assets already were pledged to Trafalgar as collateral for our outstanding $3,700,000 (including interest) of indebtedness (For additional information on Trafalgar See Note 15: Subsequent events). The Company has experienced reoccurring net losses, had a net loss of $(2,888,633) for the year ended December 31, 2010, and $(4,887,646) for the year ended December 31, 2009, and a working capital deficiency of $(6,278,876) at December 31, 2010.

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

NOTE 3: Going concern (continued)

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

	Year Ended December 31,
	2010	2009
Accounts receivable	$318,355	$314,330
Customer retentions receivables	1,645	78,548
Less: Allowance for doubtful accounts	(12,378)	(25,780)
Total accounts receivable	$307,622	$367,098

In 2010, the Company noted due to its encumbrance with Trafalgar, we had limited ability to service our customers. As a consequence we had to work with some of our customers in order for them to purchase parts from our vendors. As such, at December 31, 2010, we had approx. $160,000 in receivables which will be paid directly to our vendors once the customer initiates payment. We will not receive these funds directly, but we will reduce our obligations once we have been informed that payment has been made. As of December 31, 2010, the $160,000 remains a part of our accounts receivable.

NOTE 5: Property and equipment, net

Property and equipment consists of the following:

	Year Ended December 31,
	2010	2009
Vehicles	$44,169	$68,140
Computer and office equipment	114,122	125,208
Furniture and fixtures	6,296	14,910
UL Machinery and equipment	18,410	22,289
Total property and equipment	182,997	230,547
Less: accumulated depreciation	(136,065)	(90,390)
Property and equipment, net	$46,932	$140,157

Depreciation expense for the year ended December 31, 2010 was $93,225 and for the year ended December 31, 2009 was $94,433.

NOTE 6: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of December 31, 2010, and December 31, 2009.

	Year Ended December 31,
	2010	2009
Promissory note payable in monthly installments of $367 at an interest rate of 2.9%, collateralized by a vehicle due August 2010.	$--	$2,098
Key Bank loan payable in monthly installments of $2,620 due February 2010.	--	5,148
South Bay Capital loan at an interest rate 12%	10,926	10,926
Capital lease, line of credit	29,095	38,883
Loans and capital lease sub total	40,021	57,055
Less: current portion loans and capital leases	(27,367)	(37,473)
Total	$12,654	$19,582

NOTE 6: Loans, Capital lease (continued)

On January 15, 2009, the Company entered into a fair market value capital lease with Konika Copiers. The lease is over a 60 month period; with present lease payments exceeding 90% of fair market value of the property (see Note 12: Commitments).

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of December 31, 2009 was $7,287.

NOTE 7: Deferred financing fees

On April 7, 2010, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period upon approval of the Company’s Form S-1 registration statement. The Company issued to Ascendiant Capital 1,470,589 share of common stock valued at $125,000 or $0.08 per share as a commitment fee based on the security agreement (see Note 14: Stockholders’ deficit). The commitment fees have been deferred until the terms of the agreement have been met which include the acceptance of the Company’s S-1 registration statement. The Company filed an S-1 on June 24, 2010, amended on June 30, 2010, and amended July 30, 2010. Once the acceptance of the Form S-1 was considered by the SEC the deferred financing fees will be amortized over the life of the agreement indicated at 24 months. As of August 31, 2010, the Form S-1 was withdrawn based upon a decision made by Management (For additional details see Note 15: Subsequent events).

NOTE 8: Secured redeemable debentures

On March 26, 2008, the Company entered into a secured redeemable debenture agreement with Trafalgar, for a total financing package of redeemable debentures up to $10,000,000. On March 26, 2008, the Company borrowed $1,500,000 and on July 21, 2008 the Company borrowed $750,000.

Upon entering into the agreements with Trafalgar, the Company capitalized the financing fees over the life of the loans. The $775,353 is the sum of the value of the warrants ($10,353), the value of the stock issued ($540,000) and the value of the 15% principal redemption/repayment premium on the $1,500,000 loan ($225,000) (For additional details see Note 15: Subsequent events).

On December 19, 2008, the Company entered into the ABL agreement which restructured the debenture agreements and reduced certain terms over the life of the loans without triggering debt extinguishment. The total value of the ABL agreement as of December 31, 2010 is $758,398. As of December 31, 2010, the Company had not requested additional debt under this agreement.

As of December 31, 2010, the Company had not requested additional debt under this agreement which did not triggered the remaining $7,750,000 in debentures from Trafalgar. The Trafalgar debenture agreements had a premium and discount term associated. Debt premiums/discounts, typically fees paid by the debtor to the creditor(s) as part of the issuance of debt, are accounted for as a direct reduction of or addition to the face amount of the debt (valuation account) as the discount or premium is inseparable from the debt giving rise to it.

The debt premium/discount was amortized to interest expense over the life of the related debt. At December 31, 2009 the remaining premium/discount of $772,328 was fully amortized in association with out deferred financing fees. The following table represents the remaining current and long term portion of the total debt as of December 31, 2010 and December 31, 2009.

Trafalgar Secured Redeemable Debenture Debt Premium/Discount Allocation
	December 31, 2010	December 31, 2009
Current portion of secured redeemable debenture	$2,347,001	$2,347,001
Total current portion of premium	--	--
Total current portion of discount	--	--
Current portion of secured redeemable debenture, net	$2,347,001	$2,347,001

Long term portion of secured redeemable debenture	$--	$--
Total long term portion of premium	--	--
Total long term portion of discount	--	--
Long term portion of secured redeemable debenture, net	$--	$--

NOTE 9: Related party transactions

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010.

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010.

On December 31, 2010, the Company entered into a promissory note with an employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  As of December 31, 2010, we owed $86,000 plus accrued interest in the amount of $15,050.

On November 5, 2008, the Company entered into agreement promissory note with a director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2010, we owed $79,913 plus accrued interest in the amount of $42,801.

NOTE 10: Convertible notes

During the quarter ended December 31, 2010, we issued to three individuals convertible debentures in the total amount of $255,000. Two notes bear interest at the rate of 20% per year and the third note bears an interest rate of 40% per year, all notes mature in six (6) months on varying dates starting with March 1, 2011. The notes are convertible into the Company’s common stock at a fixed value of $0.05 per share. The following table represents the Beneficial Conversion Feature (“BCF”) on the various notes:

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued as of 12/31/2010
Convertible note issued on September 1, 2010, at a 10% interest rate for six months, convertible to shares of stock at $0.05 per share	50,000	18,000	8,950	2,486
Convertible note issued on September 21, 2010, at a 10% interest rate for six months, convertible to shares of stock at $0.05 per share	5,000	1,000	497	249
Convertible note issued on October 15, 2010, at a 20% interest rate for six months, convertible to shares of stock at $0.05 per share	200,000	48,000	23,341	16,923
Total	$255,000	$67,000	$32,788	$19,658

As of December 31, 2009, we issued to four individuals convertible debentures for $126,000. The note had an interest rate of 20% per year and matured in six (6) months starting on May 7, 2010. The notes were converted into the Company’s common stock at a fixed value of $0.05 per share as of December 31, 2010. The Company had converted all of the notes totaling $126,000 and issued to those four individuals collectively 2,640,000 shares of the Company’s common stock (see Note 14: Stockholders’ deficit).

NOTE 11: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 220,788	$ 220,788	--	--
Total	$ 220,788	$ 220,788	$ --	$ --

Fair value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 37,841	$ 37,841	--	--
Total	$ 37,841	$ 37,841	$ --	$ --

NOTE 12: Commitments

Capital leases

On July 17, 2008, the Company entered into a Capital lease with Dell Computers. The lease is over a 48 month period with a Bargain Purchase Option at the end of the lease for $1.00, and an interest rate of 5% on any payments over five (5) days late. See table for future payments to the Capital lease:

From	Through	Annual rent	Monthly rent
1/1/2011	12/31/2011	$6,744	$562
1/1/2012	7/15/2012	$3,934	$562

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

As of January 1, 2011, the Company renegotiated its lease and now is on a month-to-month basis.

NOTE 12: Commitments (continued)

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years.

On February 1, 2009, the Company entered into an operating lease for machinery and equipment located at our subsidiary in Henderson, Nevada. This operating lease is with a principal shareholder, and director of the Company. The operating lease is a month-to-month lease for $600 per month with no annual increase. As of December 31, 2010, the Company cancelled its operating lease for machinery.

On February 10, 2009, the Company entered into an operating lease for our corporate offices located in Henderson, Nevada. This operating lease is a three (3) year lease with a non-related third party for $2,635 per month with a 4% annual increase. Future payments to office rent are:

From	Through	Sq. footage	$ per sq. ft ^	Estimated Annual rent	Monthly rent

1/1/2011	2/28/2011	1,600	1.78	$5,700	$2,850

^ Rent per square foot for this leases increases March of each year.

As of February 28, 2011, the Company discontinued its above leasing agreement for its corporate offices and is currently searching for office space.

Total rental expense under the above operating leases for the year ended December 31, 2010 was $138,476 and for the year ended December 31, 2009 was $95,080.

Loans

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of December 31, 2010, $10,926 of the debt still remains outstanding with total interest of $41,355.

Legal

On April 23, 2009, the Company entered into a lawsuit against Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”). The Company was the Plaintiff, charging Trafalgar with usurious lending practices. The Company received a notice of default from Trafalgar that we have violated the terms of our secured loan and credit facility agreements by failing to make certain payments when due and breaching certain covenants.

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

NOTE 12: Commitments (continued)

As noted above, in April 2009 we had filed a complaint in the same Court against Trafalgar, alleging that the subject agreements under which Trafalgar had extended financing to us, and under which it now is suing us, were unenforceable.  We believe Trafalgar’s allegations are without merit.  We mounted a vigorous defense and moved the Court to consolidate these two actions. The Company settled negotiations on March 25, 2011 (For additional information see Note 15: Subsequent events).

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ. As of December 31, 2010, we still have an outstanding balance with Summit Electric and are working towards payment to this vendor (For additional information see Note 15: Subsequent events).

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. Our current outstanding balance owed to Border State is $287,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $81,000 and have been sent to Border States under the writ. As of December 31, 2010, we still have an outstanding balance with Border States and are working towards payment to this vendor (For additional information see Note 15: Subsequent events).

NOTE 13: Income taxes

At December 31, 2010 and 2009, the Company had federal and state net operating loss carry-forwards of approximately $7,777,600 and $5,319,800, respectively, which begin to expire in 2027. The components of net deferred tax assets, including a valuation allowance, are as follows at December 31 (rounded):

	Year Ended December 31,
	2010	2009
Deferred tax asset:
Net operating loss carry forward	$2,722,200	$1,861,900
Stock based compensation	104,500	207,300

	2,826,700	2,069,200
Deferred tax liabilities:
Depreciation and amortization	--	(3,500)
Total deferred tax assets	2,826,700	2,065,700
Less: valuation allowance	(2,826,700)	(2,065,700)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $2,826,700 and $2,065,700, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	Year Ended December 31,
	2010	2009
Federal statutory tax rate	(35)%	(35)%
State taxes, net of federal benefit	(7)%	(7)%
Permanent difference and other	42%	42%
Effective tax rate	0%	0%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued for interest and penalties in the amount of approximately $73,200 and $27,100 for December 31, 2010 and 2009, respectively.

NOTE 13: Income taxes (continued)

This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, were unable to be made in 2010 and 2009, and past payroll tax IRS audit findings for our Company. As of April 14, 2011, the Company has accrued all outstanding payroll taxes and penalties until such time as we can remit payment.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2010 and 2009. The federal (including payroll tax returns) and state filings have not been made for 2010 and 2009, respectively.  The U.S. federal returns are considered open tax years for years 2006 - 2009. No tax returns are currently under examination by any tax authorities.

NOTE 14: Stockholders’ deficit

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

NOTE 14: Stockholders’ deficit (continued)

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

On November 19, 2010, the Company issued to one individual the sum of 3,250,000 shares of common stock in consideration $85,000 in cash, or $0.026 per share, of which we have received on November 9, 2010, $12,500, on November 23, 2010, $10,000, on December 3, 2010, $20,000, $10,000, on December 6, 2010, on January 10, 2011, $2,500 and on January 18, 2011, $5,000.

NOTE 14: Stockholders’ deficit (continued)

On November 19, 2010, the Company issued to one individual the sum of 400,000 shares of common stock in consideration for a convertible note on October 15, 2010. The shares were at a fair market value of $24,800, or $0.062 per share.

On November 23, 2010, the Company issued 1,000,000 shares of common stock for services rendered and to be rendered for the next six (6) months. The stock was valued at fair market value on the date of the service agreement at $0.068 per share for a total of $68,000.

As noted, the above purchase shares of the Company’s restricted common stock were purchased under a private offering.

Warrants

As of December 31, 2010 the Company granted 430,000 warrants to twenty individuals for 1:1 ratio of common stock at $0.05 per share in connection with the sale of common stock under the Company’s private offering.  Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants have been accounted for as part of the proceeds received from the sale of the common stock.  Nineteen warrants vested over a period of six months and expired in November 2010; one warrant vested over a period of two years and expires in 2012.

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	--
Granted	430,000
Exercised	--
Forfeited or expired	280,000
Outstanding at December 31, 2010	150,000	$ 0.05	1.0	$ --
Exercisable at December 31, 2010	150,000	$ 0.05	1.0	$ --

NOTE 15: Subsequent events

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

On March 18, 2011, the Company terminated its agreement with Ascendiant Capital. The Company has since removed the 70,000,000 shares form escrow and back into treasury.

On March 25, 2011, the Company issued to one individual the sum of 10,000,000 shares of common stock in consideration for cash at a value of $300,000 or $0.03 per share.

On March 25, 2011, the Company issued to one individual the sum of 7,500,000 shares of common stock in consideration for cash at a value of $75,000 or $0.01 per share.

NOTE 15: Subsequent events (continued)

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the above noted pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Per the terms of the agreement, the UCC-1 filings against the Company’s asset’s will be lifted in ninety one (91) days after settlement, so long as NAS does not declare bankruptcy during such ninety one day period.

On March 28, 2011, the Company issued to one individual the sum of 1,000,000 shares of common stock in consideration for employment retention at a value of $30,000 or $0.03 per share, based upon the agreement date.

On March 28, 2011, the Company issued to one individual the sum of 1,000,000 shares of common stock in consideration for employment retention at a value of $48,000 or $0.048 per share, based upon the agreement date.

On March 28, 2011, the Company issued to one individual the sum of 750,000 shares of common stock in consideration for employment retention at a value of $36,000 or $0.048 per share, based upon the agreement date.

On March 28, 2011, the Company issued to two individuals the sum of 696,666 shares of common stock in consideration for services rendered and finder’s fee agreement at a value of $20,900 or $0.03 per share.

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash valued at $85,000 or $0.02 per share.

On March 31, 2011, the Company issued to 25 individuals the sum of 4,461,279 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued at a value of $435,878 or $0.10 per share based upon the agreement stipulated for the salary reimbursement.

On April 4, 2011, we have negotiated a settlement of all outstanding obligations with Summit Electric in the amount of $35,000. As of April 14, 2011, we are still working towards payment of this vendor.

On April 4, 2011, the Company has negotiated a settlement of all outstanding obligations with Border States in the amount of $70,000 and we have settled out balance in full.

On April 4, 2011, the Company had returned from one individual the sum of 310,000 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued in error at a value of $31,000 or $0.10 per share.

On April 6, 2011, the Company issued to Trafalgar Capital the sum of 7,645,821 shares of common stock in consideration for settlement agreement dated March 25, 2011. The shares were issued at a value of $420,520 or $0.055 per share.

The Company has evaluated subsequent events from the balance sheet date through April 14, 2011 and, other than noted above, there are no such events that would have a material impact on the financial statements

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the end of the period covered by this report, the Company has ineffective controls over financial reporting. Our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported appropriately. The Company has been working towards clearing ineffective financial reporting controls and disclosures to implement proper internal controls over financial reporting.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the fiscal year ended December 31, 2010, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:

 OTHER INFORMATION

Our Form 10 General Registration Statement filed with the Securities and Exchange Commission on August 7, 2009 went effective 60 days following that date, on October 6, 2009, and cleared all comments, in their limited review on March 8, 2010.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position
Robert H. O’Connor	66	Director of National Automation Services, Inc. (“NAS”)

Robert W. Chance	54	Director, President and Chief Executive Officer

Manuel Ruiz	46	Director and Secretary of NAS; Secretary of Intuitive System Solutions, Inc. (“ISS”)

Jody R. Hanley	49	Director of NAS; President of ISS

Brandon Spiker	41	Vice President of Operations of NAS; President of Intecon, Inc. (“Intecon”)

David Marlow	47	Vice President of Sales and Marketing of NAS; Vice President of Sales of Intecon

Jeremy W. Briggs	35	Vice President, Principal Financial Officer and Chief Accounting Officer of NAS

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common stock on Forms 3, 4 and 5 with the SEC. Based on our review of the copies of such forms that we have received and written representations from certain reporting persons we believe that all our executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2010.

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

ITEM 11:

EXECUTIVE COMPENSATION

The following table sets forth all compensation earned during the fiscal years ended December 31, 2010 and 2009, by (i) our Chief Executive Officer (principal executive officer), (ii) our Principal Financial Officer, (iii) the four most highly compensated executive officers other than our CEO and PFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $70,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $70,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Name & Principal Position	Year	Salary ($) (3)	Bonus ($)	Stock Awards ($) (2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Chance,	2010	76,000	0	0		0	0	0	76,000
PEO Chief Executive Officer	2009	76,000	0	8,000		0	0	0	84,000
Brandon Spiker,	2010	91,400	0	0		0	0	0	91,400
Vice President – Operations	2009	91,400	0	8,076		0	0	0	99,476
David Marlow,	2010	76,000	0	0		0	0	0	76,000
Vice President – Sales and Marketing;	2009	76,000	0	8,000		0	0	0	84,000
Manual Ruiz,	2010	76,000	0	0		0	0	0	76,000
Secretary; Secretary of ISS	2009	76,000	0	8,000		0	0	0	84,000
Jody R. Hanley,	2010	76,000	0	0		0	0	0	76,000
President of ISS	2009	76,000	0	8,000		0	0	0	84,000
Jeremy W. Briggs,	2010	61,600	0	0		0	0	0	61,600
Principal Financial Officer	2009	61,600	0	51,600	(1)	0	0	0	113,200

(1)

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

(2)

In 2009 issued common stock to our named executive officers in lieu of salary as part of our temporary salary reduction program implemented to save cash (see Item 13 Certain Relationships and Related Transactions, and Director Independence – Compensation).

(3)

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

Brandon Spiker.  On December 26, 2007, in connection with our acquisition of Intecon Inc., we entered into an employment agreement with Mr. Spiker in which he agreed to accept a full-time senior management position with Intecon, initially as its President, for a 24-month term commencing January 1, 2008.  We agreed to pay him a minimum annual salary of $112,008, subject to such increases as we may approve.  As a retention bonus we issued to Mr. Spiker 1,500,000 shares of common stock, which we valued at $210,000 based on the closing market price on December 26, 2007 of $0.14 per share; provided, however, that if he voluntarily resigns before the end of the 24-month employment term he will forfeit 62,500 shares, being 1/24 of such 1,500,000 shares, for each month remaining during such term. On January 17, 2011, we amended our employment agreement with Brandon Spiker retaining him at his current salary of $126,000 and awarding him 1,000,000 shares of common stock as a retention bonus. As of February 28, 2011, the Company reduced his full-time status to part-time status until such time as our cash constraints and operations can be corrected.

David Marlow.  On December 26, 2007, we entered into an employment agreement with Mr. Marlow, all the material terms of which are identical to those of Mr. Spiker’s agreement except that Mr. Marlow serves as Intecon’s Vice President – Sales and his minimum annual salary is $89,808.  On December 30, 2010, we amended our employment agreement with David Marlow retaining him at his current salary of $104,000 and awarding him 1,000,000 shares of common stock as a retention bonus.

Jeremy Briggs.  On July 28, 2008, we entered into an employment agreement with Jeremy Briggs, as amended January 1, 2009, under which he agreed to devote his full working time as a Vice President and our Chief Accounting Officer.  Pursuant to the agreement, we agreed to pay Mr. Briggs a salary at the rate of $85,000 per year, to issue to him 250,000 shares of common stock which we valued at $32,500, and to provide him with such supplemental benefits as we may from time to time prove to our full-time employees in similar positions as Mr. Briggs.  Mr. Briggs is subject to certain non-compete restrictions for so long as he is employed by us and for a one-year period after the end of his employment.  He is also subject to certain non-disclosure restrictions at all times during and after his employment. The term of the agreement is for a one-year period and will continue for successive periods of one year each, unless either party terminates the employment at the end of the initial term or any renewal term by giving written notice at least 30 days prior to the end of such term.  Mr. Briggs’ employment will terminate upon the first to occur of the expiration of the initial or any renewal term, as applicable, his death or total and permanent disability, our election to terminate him due to his material breach of any of his covenants under the employment agreement, or our election to terminate him for cause.  We also may terminate Mr. Briggs without cause at any time, with unanimous approval of our Board of Directors, on at least one month written notice, in which event we must pay him his then base salary for one year plus the prorated amount of any discretionary incentive compensation to which he otherwise would have been entitled.  Mr. Briggs also would be entitled to such salary and incentive compensation if he terminates his employment for “good reason” (which term is not defined).  Mr. Briggs also may terminate his employment with us at any time on 30 days written notice.  We agreed to review his salary at annual intervals, and we may make any increases we deem appropriate.  To the extent not covered by our disability insurance, if any, if Mr. Briggs is unable to perform his services during the term of this agreement by reason of illness or incapacity, he shall receive his full compensation during the first two (2) months of such disability.  If such disability should continues for longer than two (2) months, the compensation otherwise payable to Mr. Briggs during the continued period of disability shall be reduced by fifty percent (50%) provided such continued period of disability lasts no longer than four (4) months.  Mr. Briggs’ full compensation shall be reinstated upon his return to employment and his discharge of his full duties thereunder.  This provision shall not be operative until all benefits under our long-term disability insurance plan, if any, have been calculated and shall not be considered in determining the amount of benefits under any such insurance plan.  On January 17, 2011, we amended our employment agreement with Jeremy Briggs increasing his current salary of $85,000 to $100,000 and awarding him 750,000 shares of common stock as a retention bonus.

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

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information as of April 14, 2011, with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who is known to us to be the beneficial owner of more than five percent of our common stock, being our only class of voting securities, under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Randy Janey St. Katelijnevest 61,Bus 1-2 2000 Antwerpen, Belgium	11,225,000	7.34%
Common Stock	Cynthia Willis 10301 Cutters Lane, Potomac MD 20854	10,000,000	6.54%
Common Stock	Trafalgar Capital, SARL c/o Carl F. Schoeppl, Esq. Schoeppl & Burke, P.A. 4651 North Federal Highway Boca Raton, Florida 33431	9,795,821	6.41%

(1)

Applicable percentage ownership is based on 152,870,081 shares of our common stock outstanding as of April 14, 2011, as provided by our Transfer Agent, which systematically makes such calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Ownership of Management

The following table sets forth certain information as of April 14, 2011 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)	Percent of Class (2)

Common Stock	Robert W. Chance(3)	4,039,293	2.64%
Common Stock	Jody R. Hanley(3)	10,143,333	6.64%
Common Stock	Manuel Ruiz(3)	10,143,333	6.64%
Common Stock	Robert H. O’Connor(4)	5,192,978	3.40%
Common Stock	Brandon Spiker	3,259,904	2.13%
Common Stock	David Marlow	3,060,000	2.00%
Common Stock	Jeremy Briggs(5)	1,513,654	0.99%
Common Stock	All Executive Officers and
	Directors as a Group (7 persons)	37,352,495	24.43%

(1)

Each person named is an executive officer or a director. Except as otherwise indicated, the address of each beneficial owner is c/o National Automation Services, Inc., P.O. Box 531744 Henderson NV 89053.

(2)

Applicable percentage ownership is based on 152,870,081 shares of our common stock outstanding as of April 14, 2011, as provided by our Transfer Agent, which systematically makes the calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

Borrowings:

As of December 31, 2010, we owed Mr. O’Connor $86,000 plus $15,050 in accrued interest.  In December 2009 Mr. O’Connor voluntarily returned 1,314,165 of the 1,357,143 shares previously issued to him as payment of the accrued late fees on the verbal loan.  After taking into account the return of these shares, interest accrued from inception of the verbal loan at a 10% annual rate, consistent with our corporate policy for interest payable on loans from related parties such as directors.

As of December 31, 2010, we owed Mr. Hanley $79,913 plus $42,801 in accrued interest.

Compensation, Etc.

We also have issued to our named executive officers common stock as compensation in addition to the amounts of salary set forth in their respective employment agreements, as follows:

To Jeremy Briggs:  On March 28, 2011, we issued 750,000 shares for employment retention; On July 16, 2009, we issued 350,000 shares valued at $17,500 in lieu of a salary increase.

To Brandon Spiker:  On March 28, 2011, we issued 1,000,000 shares for employment retention.

To David Marlow:  On March 28, 2011, we issued 1,000,000 shares for employment retention

In July 2009, we issued common stock to our named executive officers in lieu of salary as part of our temporary salary reduction program implemented to save cash, valuing the shares at $0.10 each, as follows:

Jeremy Briggs:

26,154 shares

Robert Chance:

80,000 shares

Jody Hanley:

80,000 shares

David Marlow:

80,000 shares

Manuel Ruiz:

80,000 shares

Brandon Spiker:

80,769 shares

In March 2011, we issued common stock to our named executive officers in lieu of salary as part of our temporary salary reduction program implemented to save cash, valuing the shares at $0.10 each, as follows:

Jeremy Briggs:

137,500 shares

Jody Hanley:

580,000 shares

David Marlow:

390,000 shares

Manuel Ruiz:

580,000 shares

Brandon Spiker:

559,135 shares

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

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's registration statement Form 10 and Form S-1, its annual financial statements and reviews of the financial statements included in the Company's Forms 10-Q and 10-K for fiscal 2010 and 2009 were approximately $93,000 and  $74,000, respectively.

Tax Fees

The aggregate fees billed by the Company’s tax accountants for the professional services rendered in connection with the filing of the Company’s tax form 1120 for the fiscal year of 2009 was estimated to be approximately $6,000. The Company’s current filing tax form 1120 for the fiscal year of 2010 estimates the fees to be approximately $6,000.

Other Fees

For 2010 and 2009, we incurred no other fees to Lynda R. Keeton, CPA, LLC, Certified Public Accountants, for products and services other than the services reported above.

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

10.9	Security Agreement dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.10	Revolving Note issued December 18, 2008 by National Automation Services, Inc., Intecon, Inc. and Intuitive System Solutions, Inc. to Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.11	Guaranty dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.12	Personal Guaranty dated December 18, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.13	Employment Agreement of Robert Chance.(1)

10.14	Employment Agreement of Manuel Ruiz.(1)

10.15	Employment Agreement of Jody Hanley.(1)

10.16	Employment Agreement of Brandon Spiker.(1)

10.17	Employment Agreement of David Marlow.(1)

10.18	Operating Lease Agreement dated January 1, 2008 with Jody Hanley.(1)

10.19	Nevada lease agreements.(1)

10.20	Arizona lease agreements (1)

10.21	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Jody Hanley.(1)

10.22	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Robert O’Connor.(1)

10.23	Lock Up Letter Agreement between T-Beck Capital, Inc. and Robert Chance, Jody Hanley and Manuel Ruiz, dated August 9, 2007.(3)

10.24	Summary of February 2008 Oral Loan Agreement with Robert Chance.(2)

10.25	Summary of July 25, 2008 Oral Loan Agreement with South Bay Capital, Inc. (2)

10.26	Termination Agreement with Control Engineering, Inc., dated September 18, 2009.(2)

10.27	Investment Banking Agreement with T-Beck Capital, dated October 2, 2007.(2)

10.28	Consulting Agreement with Draco Financial LLC, dated April 18, 2008.(2)

10.29	Consulting Agreement with Viard Consulting Services, dated July 16, 2008.(2)

10.30	Consulting Agreement with Gianpiero Balestrieri, dated July 16, 2008.(2)

10.31	Employment Agreement with Jeremy Briggs, dated July 28, 2008.(4)

10.32	Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(4)

10.33	Amendment, dated March 1, 2010, to Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(5)

10.34	Consulting agreement dated May 29, 2009 by and between National Automation Services, Inc. and Keros Capital (7)

10.35	Promissory note dated September 11, 2009 by and between National Automation Services, Inc. and Brandon Spiker (7)

10.36	Consulting agreement dated October 16, 2009 by and between National Automation Services, Inc. and Selective Consulting (7)

10.37	Convertible note dated November 9, 2009 by and between National Automation Services, Inc. and Joan Dougherty (7)

10.38	Convertible note dated November 10, 2009 by and between National Automation Services, Inc. and Eugene Ingles III (7)

10.39	Convertible note dated December 15, 2009 by and between National Automation Services, Inc. and Mark Ingles (7)

10.40	Convertible note dated December 22, 2009 by and between National Automation Services, Inc. and Eugene Ingles IV (7)

10.41	Consulting agreement dated January 27, 2010 by and between National Automation Services, Inc. and Quality Stocks (7)

10.42	Consulting agreement dated February 1, 2010 by and between National Automation Services, Inc. and Harbour Capital (7)

10.43	Securities Purchase Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.44	Registration Rights Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.45	Convertible note dated September 1, 2011 by and between National Automation Services, Inc. and Steven Seeley (*)

10.46	Convertible note dated September 21, 2011 by and between National Automation Services, Inc. and Michael Hayak (*)

10.47a	Convertible note dated October 15, 2011 by and between National Automation Services, Inc. and George Donovan (*)

10.47b	Convertible note dated October 15, 2011 by and between National Automation Services, Inc. and George Donovan (*)

10.48	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and David Marlow (*)

10.49	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and James Jesse (*)

10.50	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and Brandon Spiker (*)

10.51	Consulting agreement dated September 21, 2010 by and between National Automation Services, Inc. and Quality Stocks (*)

10.52	Consulting agreement dated April 10, 2010 by and between National Automation Services, Inc. and Lord & Benoit (*)

10.53	Consulting agreement dated September 24, 2010 by and between National Automation Services, Inc. and Tribe Communication (Robert Sullivan) (*)

10.54	Promissory note dated March 21, 2011 by and between National Automation Services, Inc. and Trafalgar Capital (disclosed as exhibit I in the settlement agreement filed in 8K on March 29, 2011) (*)

10.55	Consulting agreement dated March 3, 2011 by and between National Automation Services, Inc. and Lighthouse Capital (*)

10.56	Addendum, dated January 17, 2011, to Jeremy Briggs Employment Agreement(*)

10.57	Addendum, dated January 17, 2011, to Brandon Spiker Employment Agreement(*)

10.58	Addendum, dated December 30, 2010, to David Marlow Employment Agreement(*)

10.59	Settlement agreement dated March 25, 2011 by and between National Automation Services, Inc. and Trafalgar Capital in conjunction with litigation between both parties (8)

10.60	Finder’s Fee agreement dated March 15, 2011 by and between National Automation Services, Inc. and Newport Coast Securities (*)

14.1	Code of Ethics (NAS Company code of conduct) (*)

21.1	Subsidiaries (*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

99.1	Disclosure Policy(1)

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

Filed with amended registration statement Form 10/A on October 29, 2009 (3)

Filed with amended registration statement Form 10/A on February 1, 2010 (4)

Filed with amended registration statement Form 10/A on March 3, 2010 (5)

Filed as exhibits 10.1 and 10.2, respectively on Form 8K on April 8, 2010 (6)

Filed with amended registration statement Form 10 on March 8, 2010 (7)

Filed as exhibits 10.1on Form 8K on March 29, 2011 (8)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.

               (Registrant)

Date:

April 14, 2011

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. and Principal Financial Officer