Form 10-Q
period 2011-03-31
National Automation Services Inc
filed 2011-05-23
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 20, 2011
Common Stock, $.001 par value	159,370,081

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11

ITEM 4.  CONTROLS AND PROCEDURES

15

PART II – OTHER INFORMATION

16

ITEM 1.  LEGAL PROCEEDINGS.

16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4.  [REMOVED AND RESERVED]

17

ITEM 5.  OTHER INFORMATION

17

ITEM 6.  EXHIBITS

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	MAR 31, 2011	DEC 31, 2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$13,655	$11,404
Accounts receivable, net of allowance of doubtful accounts of $19,305 at March 31, 2011 and $12,378 at December 31, 2010.	315,820	307,622
Inventory	316,846	340,519
Prepaid fees	128,334	22,667
Total current assets	774,655	682,212
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $142,412 at March 31, 2011 and $136,065 at December 31, 2010	40,586	46,932
OTHER ASSETS, NON-CURRENT
Security deposit	3,060	5,535
Deferred financing fees	--	125,000
Total other assets, non-current	43,646	177,467
TOTAL ASSETS	$818,301	$859,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$1,078,222	$1,216,635
Accrued liabilities	1,337,911	2,192,726
Current portion of loans, capital leases and line of credit	227,367	27,367
Current portion of secured redeemable debentures	--	2,347,001
ABL line of credit	--	758,398
Convertible debt, net of beneficial conversion feature of $1,923 at March 31, 2011 and $34,212 at December 31, 2010	253,077	220,788
Related party payable	198,173	198,173
Total current liabilities	3,094,750	6,961,088
Loans and capital leases	11,334	12,654
Total liabilities	3,106,084	6,973,742
STOCKHOLDERS’ DEFICIT
Stock held in escrow	--	(70,000)
Common stock $0.001 par value, 200,000,000 authorized, 145,534,260 issued and outstanding at March 31, 2011 and 112,376,315 shares issued outstanding at December 31, 2010	145,535	182,376
Additional paid in capital	10,823,550	9,671,931
Stock payable, net (receivable)	354,520	(49,843)
Accumulated deficit	(13,611,388)	(15,848,527)
Total stockholders’ deficit	(2,287,783)	(6,114,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$818,301	$859,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2010

REVENUE	$220,546	$363,363
COST OF REVENUE	139,263	407,917
GROSS PROFIT (LOSS)	81,283	(44,554)

OPERATING EXPENSES
Selling, general and administrative expenses	348,559	326,842
Consulting fees	25,666	--
Professional fees and related expenses	231,660	208,256
TOTAL OPERATING EXPENSES	605,885	535,098

OPERATING LOSS	(524,602)	(579,652)

OTHER (INCOME) EXPENSE, non-operating
Other expense	7,343	--
Interest expense, net	142,736	84,724
Gain on debt extinguishment and accounts payable	(2,911,820)	--
TOTAL OTHER (INCOME) EXPENSE, non-operating	(2,761,741)	84,274

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,237,139	(664,376)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	$2,237,139	$(664,376)

BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.01)

DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	114,552,315	92,663,409

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	119,802,315	92,663,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2010
Operating Activities
Net income (loss)	$2,237,139	$(664,376)
Cash used by operating activities
Allowance for doubtful accounts	6,927	(2,038)
Depreciation and amortization	6,346	19,026
Stock for services	134,900	102,000
Gain on extinguishment of debt and accounts payable	(2,911,820)	--
Accretion of convertible notes beneficial conversion feature	32,289	31,984
Decrease in deferred financing fees	125,000	--
Decrease in stock receivable	7,343	--
Changes in assets
(Increase) decrease in receivables	(15,125)	113,919
Decrease (increase) in inventories	23,673	(8,038)
Decrease in prepaid expenses	48,333	--
Decrease in other assets	2,475	--
Changes in liabilities
Increase in deferred revenue	--	30,489
Increase in accounts payable and accrued liabilities	223,591	239,152
Cash used by operating activities	(78,929)	(138,152)

Financing activities
Proceeds from sale of stock	75,000	183,600
Proceeds from stock payable	7,500	--
Payments for loans and capital leases	(1,320)	(8,357)
Cash provided by financing activities	81,180	175,243

Decrease in cash	2,251	37,091
Cash at beginning of year	11,404	42,384

Cash at end of year	$13,655	$79,475

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$805,520	$--
Issuance of prepaid stock	$154,000	$--
Debt converted to stock	$--	$50,000
Stock issued for accrued salaries	$435,878	$--
Cancellation of stock in escrow	$70,000	$--
Stock receivable	$31,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for the periods ended March 31, 2011 and 2010.

Business Overview

National Automation Services, Inc. serves a diverse set of industries which utilize automation systems and controls, including water valley waste and treatment facilities, entertainment, hospitality, mining, medical, and manufacturing.

The Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company has subsidiaries which perform the services; one is located in Arizona named Intecon, Inc. and the other is located in Nevada named Intuitive System Solutions, Inc. The Company’s management runs the company as one unit and does not have any business segments.

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

See Note 6 Fair value, for additional information.

NOTE 2: Recently adopted and recently issued accounting guidance

Issued

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations. Although the Company has experienced recurring net losses, we had a net income of $2,237,139 for the three months ended March 31, 2011, which is attributable to our write-off of Trafalgar debt per our settlement agreement with Trafalgar Capital on March 25, 2011 (for additional information see Note 5: Legal). We had an accumulated deficit of $(13,611,388) for the three months ended March 31, 2011, and a working capital deficiency of $(2,320,095) at March 31, 2011.

Based on the above facts, and even though we have written-off our outstanding debt, management determined that there was substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4: Convertible notes

During the year ended December 31, 2010, we issued to three individuals convertible notes for $255,000. Two notes bear interest at the rate of 20% per year and one note bears an interest rate of 40%, and all mature in six (6) months on varying dates starting with March 1, 2011. The notes are convertible into the Company’s common stock at a fixed value of $0.05 per share. As of March 31, 2011, none of the notes have been converted. The Company and the individual holders of the notes are working towards conversion of notes (see next page).

Description	Note value	Calc’d BCF Value	Amortized BCF Value	Interest Accrued as of March 31, 2011
Convertible note issued on September 1, 2010, at a 20% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 50,000	$ 18,000	$ 18,000	$ 7,060
Convertible note issued on September 21, 2010, at a 20% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 5,000	$ 1,000	$ 1,000	$ 503
Convertible note issued on October 15, 2010, at a 40% interest rate for six months, convertible to shares of stock at $0.05 per share	$ 200,000	$ 48,000	$ 46,077	$ 40,127
Total	$ 255,000	$ 67,000	$ 65,077	$ 47,690

NOTE 5: Legal

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Trafalgar is to deliver to the NAS appropriate releases of all liens and encumbrances including, without limitation, all UCC liens within 91 days of the settlement date of March 25, 2011, providing that NAS does not enter into bankruptcy within the 91 days. The amount owed to Trafalgar with interest was $3,800,000. The settlement agreement with Trafalgar allowed for the Company to write off the principle and interest of the debt balance for a gain in extinguishment of debt in the amount of $2,881,000, after the settlement terms noted above.

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

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $90,000 which was sent to Border States under the writ on October 15, 2010. As of March 31, 2011, our outstanding balance owed to Border State was $100,000. Noted that our outstanding balance was $100,000, we negotiated a payment to Border States in the amount of $70,000 to pay off our outstanding balance. The Company recognized a gain in extinguishment of the debt in the amount of $30,000. As of April 4, 2011, the Company has repaid this vendor in full.

NOTE 6: Fair value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (see next page).

Fair value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 253,077	$ 253,077	--	--
Total	$ 253,077	$ 253,077	$ --	$ --

Fair value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 220,788	$ 220,788	--	--
Total	$ 220,788	$ 220,788	$ --	$ --

NOTE 7: Stockholders’ deficit

On November 19, 2010, the Company issued to one individual the sum of 3,250,000 shares of common stock in consideration $85,000 in cash, or $0.026 per share, of which we have received on November 9, 2010, $12,500, on November 23, 2010, $10,000, on December 3, 2010, $20,000, on January 10, 2011, $2,500 and on January 18, 2011, $5,000. As of March 31, 2011 we have an outstanding balance owed in the amount of $25,000.

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

On March 25, 2011, the Company issued to one individual the sum of 10,000,000 shares of common stock in consideration for cash at a value of $300,000 or $0.03 per share; paid directly to Trafalgar as a part of the Trafalgar settlement agreement (see Note 5, Legal).

On March 25, 2011, the Company issued to one individual the sum of 7,500,000 shares of common stock in consideration for cash at a value of $75,000 or $0.01 per share.

On March 25, 2011, the Company settled negotiations with Trafalgar, the settlement and associated press release were filed in 8-K dated March 29, 2011.

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

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash valued at $85,000 or $0.02 per share; the Company negotiated a settlement of all outstanding obligations with Border States in the amount of $70,000. Noted that our outstanding balance was $100,000, the Company recognized a gain in extinguishment of the debt in the amount of $30,000. Paid directly to Border States, the cash was used in repayment of Border States agreement and legal fees and settled on April 4, 2011 (see Note 5. Legal).

On March 31, 2011, the Company issued to 24 employees the sum of 4,256,279 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued at a value of $425,628 or $0.10 per share based upon the agreement stipulated for the salary reimbursement. The Company issued 310,000 shares valued at $31,000 in error the shares were returned on April 4, 2011. A stock receivable of $31,000 was recorded as of March 31, 2011.

On March 31, 2011, the Company issued to one employee the sum of 205,000 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued at a value of $10,250 or $0.05 per share based upon the agreement stipulated for the salary reimbursement.

On March 31, 2011, the Company had a stock payable in the amount of $420,520 in consideration for the settlement of litigation with Trafalgar Capital on March 25, 2011.

As of March 31, 2011, the Company had a stock receivable in the amount of $48,343 and determined that it would not receive $7,343 of the balance. Therefore the Company allowed for the write off of the $7,343.

NOTE 8: Subsequent events

On April 4, 2011, we have negotiated a settlement of all outstanding obligations with Summit Electric in the amount of $35,000. As of May 20, 2011, we are still working towards payment of this vendor.

On April 4, 2011, the Company had returned from one employee the sum of 310,000 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued in error at a value of $31,000 or $0.10 per share.

On April 6, 2011, the Company issued to Trafalgar Capital the sum of 7,645,821 shares of common stock in consideration for settlement agreement dated March 25, 2011. The shares were issued at a value of $420,520 or $0.055 per share.

On April 30, 2011, the Company issued to one individual the sum of 2,000,000 shares of common stock in consideration for services rendered. The shares had a value of $0.049 per share for a total of $98,000.

On May 11, 2011, the Company issued to one individual the sum of 2,500,000 shares of common stock for cash consideration at a value of $0.02 per share for a total of $50,000.

On May 20, 2011, the Company issued to one individual the sum of 2,000,000 shares of its common stock as part of a collateral agreement. The shares currently have a par value as they are being held in escrow as collateral.

The Company has evaluated subsequent and, other than noted above, there are no such events that would have a material impact on the financial statements.

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

Overview:

On March 25th, 2011, NAS, together with Intecon, Inc., and Intuitive Systems Solutions, Inc., have settled all pending litigation and mutually agreed to end and drop all claims between NAS and Trafalgar Capital Specialized Investment Fund, Luxembourg, Trafalgar Capital Sarl, Trafalgar Capital Advisors (collectively, "Trafalgar") regarding all debt, equity and financing agreements and any and all existing liens, covenants, conditions and encumbrances between National Automation Services, Inc. and Trafalgar Capital. Under the terms of the settlement, NAS removed all Trafalgar debt from its books and all liens on its assets shall be released in consideration a payment of $300,000 in cash, a promissory note $200,000 and approximately seven million shares of restricted NAS stock to Trafalgar Capital. Per the terms of the agreement, the UCC-1 filings against the Company’s asset’s will be lifted in ninety one (91) days after settlement, so long as NAS does not declare bankruptcy during such ninety one day period. For further information see Part II Item 1, Legal Proceedings.  Accordingly, we are seeking additional financing.

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

Results of Operations

A:

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	(unaudited)
	2011	2010	% Change
Revenue	$220,546	$363,363	(39)%
Cost of revenue	139,263	407,917	(66)%
Total gross profit (loss)	81,283	(44,554)	282%

Operating expenses
Selling, general and administrative expenses	348,559	326,842	7%
Consulting fees	25,666	--	100%
Professional fees and related expenses	231,660	208,256	11%
Total operating expenses	605,885	535,098	13%
Operating loss	(524,602)	(579,652)	(9)%

Other expense	7,343	--	100%
Interest expense, net	142,736	84,724	68%
Gain on extinguishment of debt	(2,911,820)	--	100%
Total other expense	(2,761,741)	84,824	3,360%
Net income (loss)	$2,237,139	$(664,376)	437%

Operating Loss; Net Income. For the three months ended March 31, 2011, compared to the three months ended in fiscal 2010, we had a decrease in revenues of $(142,817), or (39)%, and a decrease in our cost of revenue $(268,654), or (66)% (which resulted in an increase in our gross profit by $125,837 or 282% to $81,283. Additionally, our operating loss decreased by $55,050, or 9%, to $(524,062). We had our net income increase by $2,901,515, or 437%, to $2,237,139.  We attribute this significant increase to one major event which was the write-off of our debt obligation to Trafalgar per our settlement on March 25, 2011; in the amount of $2,911,820 (see Part II Item 1- Legal proceedings.)

Revenue.  For the quarter ended March 31, 2011, our consolidated revenue decreased by $(142,817), or (39)%, to $220,546. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2010 backlog of $400,000. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(268,654), or (66)% to $139,263. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue during the first three months of 2011.

Operating Expenses. Although consolidated operating expenses for the first quarter ended of 2011 increased by $70,787, or 13%, to $605,885, we had an operating loss of $(524,602), compared to the first quarter 2010 operating expenses of $535,098 and operating loss of $(579,652).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased slightly by $21,717, or 7% to $348,559.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, increased by $25,666, or 100%, to $25,666 as we entered into a consulting agreement, and did not enter into any agreements in the comparative period of 2010.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs increased by $23,404, or 11%, to $231,660, the increased amount of professional fees was incurred in conjunction with legal fees with Trafalgar and our write off of financing fees with the cancellation of our agreement with Ascendiant.

Interest Expense, Net.  Interest expense, net increased by $58,012, or 68%, to $142,736, which represents the interest expense on the Trafalgar debt for the current three month period ending March 31, 2011.

Gain / loss on extinguishment of debt.  The write-off of Trafalgar debt increased our net income to $2,237,139 for the period ending March 31, 2011. This is a non recurring, non cash economic event.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  For the three month period ended March 31, 2011, our accounts receivable were $315,820, an increase of $8,198, or 3%. At March 31, 2011, we had approx. $160,000 in receivables which will be paid directly to our vendors once the customer initiates payment. We will not receive these funds directly, but will reduce our obligations once we have been informed that payment has been made. At May 20, 2011 our cash on hand was approximately $2,000.  In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work. The Company expects that receipt of payments from our customers will likely continue until such time as the Company can improve its cash flow from operations. As of March 18, 2011, the Company cancelled its agreement with Ascendiant. The company has returned to Treasury the 70,000,000 shares of stock held in escrow and expensed the deferred financing fees in the amount of $125,000. As such we indicated in Note 3 of our reviewed financial statements management’s assessment about the Company’s ability to continue as a going concern.

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

Summary of Cash Flow for the Three Months Ended March 31, 2011 and 2010 (rounded)

Our total cash decreased by approximately $65,800, or 83%, to $13,700 for the three months ended March 31, 2011, compared to $79,500 for the three months ended March 31, 2010. Our cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net cash used by operating activities	$(78,900)	$(138,200)
Net cash used by investing activities	--	--
Net cash provided by financing activities	81,200	175,200

Operating Activities

Our total cash used by operating activities decreased by $59,300, or 43% to $(78,900) for the three months ended March 31, 2011, compared to $(138,200) for the three months ended March 31, 2010. The changes in the increase in our net income due to a write-off of the debt obligation owed to Trafalgar; we issued additional stock for services; we expensed the remaining deferred fees for the Ascendiant agreement which we cancelled in March, 2011.

Investing Activities

The Company had no investing activities for the three months ended March 31, 2011 and March 31, 2010 respectively.

Financing Activities

Our total cash provided for financing activities decreased by $94,000, or 54%, to $81,200 for the three months ended March 31, 2011, compared to $175,200 for the three months ended March 31, 2010. We saw a decrease in our sale of stock to investors for capital as compared to the period ending March 31, 2010.

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

We use the fair value method for equity instruments granted to non-employees and will use the Black-Schoels model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the period ending March 31, 2011, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ending March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $90,000 which was sent to Border States under the writ on October 15, 2010. As of March 31, 2011, our outstanding balance owed to Border State was $100,000. The Company negotiated a settlement of all outstanding obligations with Border States in the amount of $70,000. Noted that our outstanding balance was $100,000, the Company recognized a gain in extinguishment of the debt in the amount of $30,000. As of April 4, 2011, the Company has repaid this vendor in full.

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

On April 4, 2011, the Company had returned from one employee the sum of 310,000 shares of common stock in consideration for repayment of salary cuts made in May, 2009. The shares were issued in error at a value of $31,000 or $0.10 per share.

On April 6, 2011, the Company issued to Trafalgar Capital the sum of 7,645,821 shares of common stock in consideration for settlement agreement dated March 25, 2011. The shares were issued at a value of $420,520 or $0.055 per share.

On April 30, 2011, the Company issued to Mass Media 77 the sum of 2,000,000 shares of common stock in consideration for services rendered. The shares had a value of $0.049 per share for a total of $98,000.

On May 11, 2011, the Company issued to one individual the sum of 2,500,000 shares of common stock for cash consideration at a value of $0.02 per share for a total of $50,000.

On May 20, 2011, the Company issued to TriPod Group the sum of 2,000,000 shares of its common stock as part of a collateral agreement. The shares currently have a par value as they are being held in escrow as collateral.

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

May 20, 2011

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. / Principal Financial Officer