Form 10-Q
period 2011-06-30
National Automation Services Inc
filed 2011-08-15
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company: See definitions of  “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 15, 2011
Common Stock, $.001 par value	191,442,660

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 4.  CONTROLS AND PROCEDURES

18

PART II – OTHER INFORMATION

19

ITEM 1.  LEGAL PROCEEDINGS.

19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.  [REMOVED AND RESERVED]

20

ITEM 5.  OTHER INFORMATION

20

ITEM 6.  EXHIBITS

21

SIGNATURES

22

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	JUN 30, 2011	DEC 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$19,392	$11,404
Accounts receivable, net of allowance of doubtful accounts of $5,122 at June 30, 2011 and $12,378 at December 31, 2010.	135,245	307,622
Inventory	325,805	340,519
Prepaid fees	54,922	22,667
Total current assets	535,364	682,212
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $138,208 at June 30, 2011 and $136,065 at December 31, 2010	34,240	46,932
OTHER ASSETS, NON-CURRENT
Security deposit	11,645	5,535
Deferred financing fees	--	125,000
Total other assets, non-current	11,645	130,535
TOTAL ASSETS	$581,249	$859,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$897,779	$1,216,635
Accrued liabilities	1,380,978	2,192,726
Deferred revenue	18,746	--
Current portion of loans, capital leases and line of credit	227,367	27,367
Current portion of secured redeemable debentures	--	2,347,001
ABL line of credit	--	758,398
Convertible debt, net of beneficial conversion feature of $130,812 at June 30, 2011 and $34,212 at December 31, 2010	102,193	220,788
Related party payable	183,173	198,173
Total current liabilities	2,810,236	6,961,088
Loans and capital leases	9,934	12,654
Total liabilities	2,820,170	6,973,742
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(19,876)	(70,000)
Common stock $0.001 par value, 200,000,000 authorized, 185,445,993 issued and outstanding at June 30, 2011 and 112,376,315 shares issued outstanding at December 31, 2010	185,446	182,376
Additional paid in capital	11,711,351	9,671,931
Stock payable, net (receivable)	924	(49,843)
Accumulated deficit	(14,116,766)	(15,848,527)
Total stockholders’ deficit	(2,238,921)	(6,114,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$581,249	$859,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED JUNE 30, 2011	THREE MONTHS ENDED JUNE 31, 2010	SIX MONTHS ENDED JUNE 31, 2011	SIX MONTHS ENDED JUNE 31, 2010
REVENUE	$68,804	$948,127	$289,350	$1,311,490
COST OF REVENUE	108,996	844,438	248,259	1,252,355
GROSS PROFIT (LOSS)	(40,192)	103,689	41,091	59,135

OPERATING EXPENSES
Selling, general and administrative expenses	179,925	385,681	528,484	712,523
Consulting fees	9,500	11,445	35,166	11,445
Professional fees and related expenses	247,126	309,724	478,786	517,980
TOTAL OPERATING EXPENSES	436,551	706,850	1,042,436	1,241,948

OPERATING LOSS	(476,743)	(603,161)	(1,001,345)	(1,182,813)

OTHER EXPENSE, non-operating
Other expense	--	--	7,343	--
Interest expense, net	118,112	216,366	260,848	301,090
TOTAL OTHER EXPENSE, non-operating	118,112	216,366	268,191	301,090

OTHER INCOME - nonrecurring
Gain on debt extinguishment and accounts payable	(89,477)	--	(3,001,297)	--
	(89,477)	--	(3,001,297)	--
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(505,378)	(819,527)	1,731,761	(1,483,903)

PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME (LOSS)	$(505,378)	$(819,527)	$1,731,761	$(1,483,903)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.01	$(0.02)

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.01	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	158,335,851	103,102,940	136,565,032	97,911,855

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	158,335,851	103,102,940	147,362,196	97,911,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 31, 2010

Operating Activities
Net income (loss)	$1,731,761	$(1,483,903)
Cash used by operating activities
Allowance for doubtful accounts	(27,409)	(10,498)
Depreciation and amortization	12,694	51,533
Stock for services	232,900	199,808
Gain on extinguishment of debt and accounts payable	(3,001,297)	--
Accretion of convertible notes beneficial conversion feature	107,146	87,159
Decrease in deferred financing fees	125,000	--
Decrease in stock receivable	7,343	--
Changes in assets
Decrease (increase) in receivables	199,787	(235,735)
Decrease in inventories	14,714	226,399
Decrease in prepaid expenses	132,245	--
(Increase) in other assets	(6,110)	--
Changes in liabilities
Increase (decrease) in deferred revenue	18,746	(40,152)
Increase in accounts payable and accrued liabilities	233,188	741,537
Cash used by operating activities	(219,292)	(463,852)

Financing activities
Proceeds from sale of stock	125,000	449,000
Proceeds on stock receivable	7,500	--
Proceeds from convertible notes	97,500	--
Payment for line of credit	--	(820)
Payments for loans and capital leases	(2,720)	(8,490)
Cash provided by financing activities	227,280	439,690

Increase (decrease) in cash	7,988	(24,162)
Cash at beginning of year	11,404	42,384

Cash at end of period	$19,392	$18,222

Supplemental Cash Flows
Cash paid for interest	$--	$2,500
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$805,520	$--
Issuance of prepaid stock	$164,500	$--
Debt converted to stock	$155,000	$126,000
Stock issued for accrued expenses	$435,878	$224,550
Stock in escrow	$(50,125)	$70,000
Deferred financing fees	$--	$125,000
Stock receivable	$28,576	$--
Disposal of fixed asset	$10,550	$--
Beneficial conversion feature	$203,741	$--
Assignment of related party debt	$15,000	$--
Accrued interest added to note	$24,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for the periods ended June 30, 2011 and 2010.

Business Overview

National Automation Services, Inc. serves a diverse set of industries which utilize automation systems and controls, including water valley waste and treatment facilities, entertainment, hospitality, mining, medical, and manufacturing.

The Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company has subsidiaries which perform the services; one is located in Arizona named Intecon, Inc. and the other is located in Nevada named Intuitive System Solutions, Inc. The Company’s subsidiary in Nevada is currently dormant with no production. Primarily due to the downturn in the market, the Company is working to supply additional production to this facility. The Company’s management runs the company as one unit and does not have any business segments.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Debt Modification

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment as required by the Debt Topic of the FASB ASC.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations. Although the Company has experienced recurring net losses, we had a net income of $1,731,761 for the six months ended June 30, 2011, which is attributable to our write-off of Trafalgar debt per our settlement agreement with Trafalgar Capital on March 25, 2011 (for additional information see Note 5, Legal). We had an accumulated deficit of $(14,116,766) for the six months ended June 30, 2011, and a working capital deficiency of $(2,274,872) at June 30, 2011.

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

NOTE 4: Convertible notes

During the year ended December 31, 2010, we issued to three individuals convertible notes for $255,000. Two notes bear interest at the rate of 20% per year and one note bears an interest rate of 40%, and all matured in six (6) months on varying dates starting with March 1, 2011. The notes were convertible into the Company’s common stock at a fixed values based upon the terms of the convertible note agreement. As of June 30, 2011, the Company has converted 2 and a half notes; noted above, totaling $155,000 in principle and $33,500 in interest of the convertible notes and issued to these three individuals collectively 10,196,667 shares of the Company’s common stock (see Note 8, Stockholders’ deficit). In conjunction with the half note that the Company converted, the remaining half of the notes principle and interest was renewed and the interest was capitalized into the principle balance as of April 15, 2011, the Company entered into the renewed portion of the note in the amount of $124,000.

During the period ended June 30, 2011, we issued to four individuals convertible notes for $112,500. The four notes bear interest at variable rates starting at 6% to 20%, and all mature in six (6) months on varying dates starting with October 15, 2011. The notes are convertible into the Company’s common stock at various fixed values based upon the terms of the convertible note agreement. As of June 30, 2011, none of the notes have been converted. The Company and the individual holders of the notes are working towards conversion of notes.

Description	Note value	Calc’d BCF Value	Amortized BCF Value	Interest Accrued as of June 30, 2011
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.025 per share	$ 124,000	$ 124,000	$ 51,497	$ 10,300
Convertible note issued on June 3, 2011 at a 8% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$ 32,500	$ 23,534	$ 3,601	$ 399
Convertible note issued on April 18, 2011 at a 8% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$ 50,000	$ 36,207	$ 14,443	$ 1,596
Convertible note issued on April 29, 2011, at a 6% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$ 15,000	$ 10,000	$ 1,694	$ 153
Convertible note issued on April 29, 2011, at a 6% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$ 15,000	$ 10,000	$ 1,694	$ 153
Total	$ 236,500	$ 203,741	$ 72,929	$12,601

NOTE 5: Legal

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Trafalgar is to deliver to the NAS appropriate releases of all liens and encumbrances including, without limitation, all UCC liens within 91 days of the settlement date of March 25, 2011, providing that NAS does not enter into bankruptcy within the 91 days. The amount owed to Trafalgar with interest was $3,800,000. The settlement agreement with Trafalgar allowed for the Company to write off the principle and interest of the debt balance for a gain in extinguishment of debt in the amount of $2,881,000, after the settlement terms noted above. Noted above the promissory note, in the event of a default with the promissory note the $200,000, including any and all interest accrued will become due on demand pursuant to the terms of the promissory note.

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

NOTE 6: Operating lease agreements

On May 25, 2011, the Company renegotiated the terms of its leasing agreement with the facility located in Tempe Arizona. Per the terms of the agreement, the cost per square foot was reassessed which reduced our lease payments. Additionally, the Company forgave our current outstanding balance owed to them for the past nine months totaling $90,000. As of June 30, 2011, the Company owed rent for the facility in the amount of $6,100.

NOTE 7: Fair value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair value at June 30, 2011(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 102,193	$ 102,193	--	--

Equity:
Drawdown of stock converted from debt	28,576	28,576	--	--
Total	$ 130,769	$ 130,769	$ --	$ --

Fair value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$ --	$ --	$ --	$ --

Liabilities:
Convertible debt, net of beneficial conversion feature	$ 220,788	$ 220,788	$ --	$ --
Total	$ 220,788	$ 220,788	$ --	$ --

NOTE 8: Stockholders’ deficit

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001; as of June 30, 2011 the Company has 185,445,993 shares outstanding. Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences. No preferred shares were issued as of June 30, 2011.

On November 19, 2010, the Company issued to one individual the sum of 3,250,000 shares of common stock in consideration $85,000 in cash, or $0.026 per share, of which we have received on November 9, 2010, $12,500, on November 23, 2010, $10,000, on December 3, 2010, $20,000, on January 10, 2011, $2,500 and on January 18, 2011, $5,000. As of June 30, 2011 we have an outstanding balance owed in the amount of $25,000

On February 20, 2011, the Company terminated its service agreement with X-Clearing Corporation, the Company’s stock transfer agent (services for X-Clearing were completed as of December 31, 2010), and entered into a service agreement with its new stock transfer agent Worldwide Stock.

On March 8, 2011, the Company issued to one individual the sum of 3,500,000 shares of common stock in consideration for services rendered and to be rendered at a value of $164,500 or $0.047 per share.

On March 18, 2011, the Company terminated its agreement with Ascendiant Capital. The Company has since removed the 70,000,000 shares from escrow and the shares back into treasury.

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

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash valued at $85,000 or $0.02 per share; the Company negotiated a settlement of all outstanding obligations with Border States in the amount of $70,000. Noted that our outstanding balance was $100,000, the Company recognized a gain in extinguishment of the debt in the amount of $30,000. Paid directly to Border States, the cash was used in repayment of Border States agreement and legal fees and settled on April 4, 2011 (see Note 5, Legal).

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

On May 20, 2011, the Company issued to one individual the sum of 2,000,000 shares of its common stock as part of a collateral agreement. The shares were issued in an equity draw down agreement. As of June 30, 2011, the shares have a value of $28,576, based on the fair market value of the remaining debt to be converted as the individual draws against the shares held. The remaining shares have been recorded as a stock receivable as of June 30, 2011.

On May 23, 2011, the Company issued to one individual the sum of 6,200,000 shares of its common stock as part of a convertible note agreement. The agreement was partially converted into common stock at a value of $0.02 or $124,000.

On June 2, 2011, the Company entered into a convertible note agreement whereby we authorized to reserve a specific number of shares for collateral to cover the convertible notes. The total shares issued into escrow for holding is approximately 19,876,000. As of August 15, 2011 the shares have not been issued only held in escrow with our transfer agent.

On June 29, 2011, the Company subscribed to one individual the sum of 130,000 shares of its common stock as a part of a convertible note agreement. The shares were converted at $0.05 per share for a total value of $6,500; the shares were issued on July 6, 2011 (see Note 9, Subsequent events).

On June 30, 2011, the Company subscribed to one individual the sum of 3,866,667 shares of its common stock as a part of a convertible note agreement. The shares were converted at $0.015 per share for a total value of $58,000; the shares were issued on July 6, 2011 (see Note 9, Subsequent events).

NOTE 9: Subsequent events

On July 6, 2011, the Company issued from stock payable to one individual the sum of 130,000 shares of its common stock as a part of a convertible note agreement. The shares were converted at $0.05 per share for a total value of $6,500.

On July 6, 2011, the Company issued from stock payable to one individual the sum of 3,866,667 shares of its common stock as a part of a convertible note agreement. The shares were converted at $0.015 per share for a total value of $58,000.

On July 7, 2011, the Company issued to one individual the sum of 2,000,000 shares of its common stock as a part of a service agreement. The shares were valued at $0.02 per share or $40,000.

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

On June 27, 2011, pursuant to the terms noted above in the litigation settlement with Trafalgar, the Company was able to file terminations of all UCC-1 encumbrances from Trafalgar. The Company cleared the ninety one (91) day requirement and did not declare bankruptcy. During the period of our litigation with Trafalgar, since our initial filing in April of 2009, the Company had spent considerable time and resources in these proceedings. Such resources placed a strain on the Company’s resources and its business plans to seek acquisitions. In the months subsequent to the settlement agreement, the Company has been in the process of re-engaging customers for business, re-tooling dormant subsidiaries, and pursuing opportunities to increasing our depleted backlog.

With the ninety one (91) days clear, the Company has engaged accounts receivables funding, and actively pursuing the acquisition of purchase order/contract financing. These financing resources will help our cash flow process and can be used to increase our organic growth (for additional information on capital see below Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months). Additionally, we are actively seeking acquisitions which will help us in our overall inorganic growth of the Company. We are using our existing criterion for seeking out acquisitions, this existing criteria is summarized below:

•

Established businesses with a proven track record: We seek established businesses with a proven operating track record strong financial performance, positive operating results, established or growing contract backlogs, and/or the potential for positive operating cash flow.

•

Opportunity for growth of our industrial business.

•

Opportunity to expand into new geographical markets: We seek businesses that have an established presence in local metropolitan markets in which we have no presence and which preferably are near our existing regional footprint.

Any additional information concerning our acquisition strategy (see Effect Strategic Acquisitions) can be found in our Audited Form 10-K filing for the year ending December 31, 2010.

The Company is aware of its instability, and has noted on several occasions the ability to continue as a going concern. We are in the process of correcting such instability and as noted above and within the Liquidity and Capital Resources (noted below) and are actively pursuing projects which will help cure the Company’s current status.

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

Results of Operations

A:

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,
	(unaudited)
	2011	2010	% Change
Revenue	$68,804	$948,127	(93)%
Cost of revenue	108,996	844,438	(87)%
Total gross profit (loss)	(40,192)	103,689	(139)%

Operating expenses
Selling, general and administrative expenses	179,925	385,681	(53)%
Consulting fees	9,500	11,445	(17)%
Professional fees and related expenses	247,126	309,724	(20)%
Total operating expenses	436,551	706,850	(38)%
Operating loss	(476,743)	(603,161)	(21)%

Interest expense, net	118,112	216,366	(45)%
Gain on extinguishment of debt	(89,477)	--	(100)%
Total other expense	28,635	216,366	(87)%
Net income (loss)	$(505,378)	$(819,527)	38%

Operating Loss; Net Income. For the three months ended June 30, 2011, compared to the three months ended in fiscal 2010, we had a decrease in revenues of $(879,323), or (93)%, and a decrease in our cost of revenue $(735,442), or (87)% (which resulted in an decrease in our gross profit by $(143,881) or (139)% to $(40,192). Additionally, our operating loss decreased by $126,418, or 21%, to $(476,743). We had our net loss decrease by $314,149, or 38%, to $(505,378).  We attributed our decrease in operating expenses due to the downturn of our staff and additionally the decrease in our interest expense due to the write-off of Trafalgar. We also attribute a gain on extinguishment of debt to our write-off of accounts payable as of June 30, 2011.

Revenue.  For the three months ended June 30, 2011, our consolidated revenue decreased by $(879,323), or (93)%, to $68,804. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2010 backlog of $400,000. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(735,442), or (87)% to $108,996. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue during the three months ended June 30, 2011.

Operating Expenses. Although consolidated operating expenses for the three months ended June 30, 2011 decreased by $270,299, or (38)%, to $436,551, we had an operating loss of $(476,743), compared to the three months ended June 30, 2010 operating expenses of $706,850 and operating loss of $(603,161).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $205,756, or (53)% to $179,925.  Decrease is due to a reduction of staff.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $1,945, or (17)%, to $9,500 as we did not enter into any significant agreements in the current three month period of 2011.

Professional Fees and Related Expenses.  Professional fees principally represent costs accounting fees, these costs decreased by $62,598, or (20)%, to $247,126, the decreased amount of professional fees was attributed to a decrease in legal fees over the comparative period in 2010.

Interest Expense, Net.  Interest expense, net decreased by $98,254, or (45)%, to $118,112, which represents the convertible note interest incurred for the current three month period ending June 30, 2011.

B:

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	(unaudited)
	2011	2010	% Change
Revenue	$289,350	$1,311,490	(78)%
Cost of revenue	248,259	1,252,355	(80)%
Total gross profit (loss)	41,091	59,135	(31)%

Operating expenses
Selling, general and administrative expenses	528,484	712,523	(26)%
Consulting fees	35,166	11,445	207%
Professional fees and related expenses	478,786	517,980	(8)%
Total operating expenses	1,042,436	1,241,948	(16)%
Operating loss	(1,001,345)	(1,182,813)	(15)%

Other expense	7,343	--	100%
Interest expense, net	260,848	301,090	(13)%
Gain on extinguishment of debt	(3,001,297)	--	100%
Total other expense	(2,733,106)	301,090	(1,008)%
Net income (loss)	$1,731,761	$(1,483,903)	(217)%

Operating Loss; Net Income. For the six months ended June 30, 2011, compared to the six months ended in fiscal 2010, we had a decrease in revenues of $(1,022,140), or (78)%, and a decrease in our cost of revenue $(1,004,096), or (80)% (which resulted in an decrease in our gross profit by $18,044 or (31)% to $41,091. Additionally, our operating loss decreased by $181,468, or 15%, to $(1,001,345). We had our net income increase by $3,215,664, or 217%, to $1,731,761.  We attribute this significant increase to one major event which was the write-off of our debt obligation to Trafalgar per our settlement on March 25, 2011 and Border States; in the amount of $2,911,820 (see Part II Item 1- Legal proceedings.)

Revenue.  For the six months ended June 30, 2011, our consolidated revenue decreased by $(1,022,140), or (78)%, to $289,350. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2010 backlog of $400,000. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(1,004,096), or (80)% to $248,259. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  The decrease in our cost of revenue is due to our controls in labor costs and manufacturing overhead, we also saw a down-turn in our cost of revenue due to a decrease in our contract revenue during the six months of 2011.

Operating Expenses. Although consolidated operating expenses for the six months ending of 2011 decreased by $199,512, or 16%, to $1,042,436, we had an operating loss of $(1,001,345), compared to the six months ended 2010 operating expenses of $1,241,948 and operating loss of $(1,182,813).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $184,039, or 26% to $528,484.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, increased by $23,721, or 207%, to $35,166 as we entered into a consulting agreement, and did not enter into any significant agreements in the comparative period of 2010.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs slightly decreased by $39,194, or 8%, to $478,786, the decreased amount of professional fees was incurred in conjunction with legal fees with Trafalgar and our write off of financing fees with the cancellation of our agreement with Ascendiant.

Interest Expense, Net.  Interest expense, net decreased by $40,242, or 13%, to $260,848, which represents the convertible note interest incurred for the six month period ending June 30, 2011.

Gain / loss on extinguishment of debt and payables.  The write-off of Trafalgar debt and a write-off of rent payable increased our net income to $1,731,761 for the period ending June 30, 2011. This is a non-recurring, non-cash economic event.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

As stated above in our business overview, the Company has experienced a downturn in production. We noted that due to the litigation with Trafalgar and the downturn of the economy we have seen an impact in our revenues and cash flows.  For the six month period ended June 30, 2011, our accounts receivable were $135,245, a decrease of $172,377, or 56%. At August 15, 2011 our cash on hand was approximately $3,000. In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work. The Company expects that receipt of payments from our customers will likely continue until such time as the Company can improve its cash flow from operations. As such we indicated in Note 3 of our reviewed financial statements management’s assessment about the Company’s ability to continue as a going concern.

As of March 18, 2011, the Company cancelled its agreement with Ascendiant. The Company has returned to Treasury the 70,000,000 shares of stock held in escrow and expensed the deferred financing fees in the amount of $125,000.

As of April 8, 2011, the Company has signed an agreement with Versant Capital to help in our accounts receivable factoring. Under the terms of the agreement, the Company will be able to fund its working capital requirements through the sale of its outstanding accounts receivable invoices to Versant. The Company intends to use the funding proceeds to execute and perform on contracts with existing and new clients.

As of June 30, 2011, the Company entered into 2 convertible note agreements whereby the holder of the 2 notes, Asher Capital, has requested to be placed into escrow approximately 19,876,000 shares of our common stock. The escrow shares are to be held until such time as Asher converts the notes into stock. At which time the remaining balance of escrow shares will be returned to the Company.

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

Summary of Cash Flow for the Six Months Ended June 30, 2011 and 2010 (rounded)

Our total cash decreased by approximately $60,100, or 76%, to $19,400 for the six months ended June 30, 2011, compared to $79,500 for the six months ended June 30, 2010. Our cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
Net cash used by operating activities	$(219,200)	$(463,900)
Net cash used by investing activities	--	--
Net cash provided by financing activities	227,300	439,700

Operating Activities

Our total cash used by operating activities decreased by $244,700, or 53% to $(219,200) for the six months ended June 30, 2011, compared to $(463,900) for the six months ended June 30, 2010. The changes in the decrease in our net income due to a write-off of the debt obligation owed to Trafalgar; we issued additional stock for services; we expensed the remaining deferred fees for the Ascendiant agreement which we cancelled in March, 2011.

Investing Activities

The Company had no investing activities for the three months ended June 30, 2011 and June 30, 2010 respectively.

Financing Activities

Our total cash provided for financing activities decreased by $212,400, or 48%, to $227,300 for the six months ended June 30, 2011, compared to $439,700 for the six months ended June 30, 2010. We saw a decrease in our sale of stock to investors for capital as compared to the period ending June 30, 2010.

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

Debt Modification

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment as required by the Debt Topic of the FASB ASC.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the period ending June 30, 2011, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ending June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Trafalgar is to deliver to the NAS appropriate releases of all liens and encumbrances including, without limitation, all UCC liens within 91 days of the settlement date of March 25, 2011, providing that NAS does not enter into bankruptcy within the 91 days. The amount owed to Trafalgar with interest was $3,800,000. The settlement agreement with Trafalgar allowed for the Company to write off the principle and interest of the debt balance for a gain in extinguishment of debt in the amount of $2,881,000, after the settlement terms noted above. Noted above the promissory note, in the event of a default with the promissory note the $200,000, including any and all interest accrued will become due on demand pursuant to the terms of the promissory note.

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

On May 20, 2011, the Company issued to one individual the sum of 2,000,000 shares of its common stock as part of a collateral agreement. The shares were issued in an equity draw down agreement. As of June 30, 2011, the shares have a value of $28,576, based on the fair market value of the remaining debt to be converted as the individual draws against the shares held.

On May 23, 2011, the Company issued to one individual the sum of 6,200,000 shares of its common stock as part of a convertible note agreement. The agreement was partially converted into common stock at a value of $0.02 or $124,000.

On July 6, 2011, the Company issued to one individual the sum of 130,000 shares of its common stock as a part of a convertible note agreement. The shares were converted at $0.05 per share for a total value of $6,500.

On July 6, 2011, the Company issued to one individual the sum of 3,866,667 shares of its common stock as a part of a convertible note agreement. The shares were converted at $0.015 per share for a total value of $58,000.

On July 7, 2011, the Company issued to one individual the sum of 2,000,000 shares of its common stock as a part of a service agreement. The shares were valued at $0.02 per share or $40,000.

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

August 15, 2011

By:    /s/ Robert W. Chance

Name:  Robert W. Chance

Title: President and Chief Executive Officer

(Principal Executive Officer)

By:    /s/ Jeremy W. Briggs

Name:  Jeremy W. Briggs

Title: V.P. / Principal Financial Officer