Form 10-Q
period 2011-09-30
National Automation Services Inc
filed 2011-11-14
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2011
Common Stock, $.001 par value	198,635,672

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	SEP 30, 2011	DEC 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,526	$11,404
Accounts receivable, net of allowance of doubtful accounts of $50,676 at September 30, 2011 and $12,378 at December 31, 2010.	20,738	307,622
Inventory, net of allowance of inventory of $317,771 at September 30, 2011 and $0 at December 31, 2010.	5,760	340,519
Prepaid fees	60,338	22,667
Total current assets	89,362	682,212
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $22,789 at September 30, 2011 and $136,065 at December 31, 2010	14,358	46,932
OTHER ASSETS, NON-CURRENT
Security deposit	--	5,535
Deferred financing fees	--	125,000
Total other assets, non-current	--	130,535
TOTAL ASSETS	$103,720	$859,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$892,675	$1,216,635
Accrued liabilities	1,501,501	2,192,726
Current portion of loans, capital leases and line of credit	232,407	27,367
Current portion of secured redeemable debentures	--	2,347,001
ABL line of credit	--	758,398
Convertible debt, net of beneficial conversion feature of $27,549 at September 30, 2011 and $34,212 at December 31, 2010	193,951	220,788
Related party payable	183,173	198,173
Total current liabilities	3,003,707	6,961,088
Loans and capital leases	7,109	12,654
Total liabilities	3,010,816	6,973,742
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(19,876)	(70,000)
Common stock $0.001 par value, 200,000,000 authorized, 198,635,672 issued and outstanding at September 30, 2011 and 112,376,315 shares issued outstanding at December 31, 2010	198,636	182,376
Additional paid in capital	11,849,837	9,671,931
Stock receivable	(10,000)	(49,843)
Accumulated deficit	(14,925,693)	(15,848,527)
Total stockholders’ deficit	(2,907,096)	(6,114,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103,720	$859,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2011	THREE MONTHS ENDED SEPTEMBER 30, 2010	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 30, 2010
REVENUE	$75,481	$336,430	$364,831	$1,647,920
COST OF REVENUE	60,281	266,103	308,540	1,518,458
Allowance for inventory	317,771	--	317,771	--
GROSS PROFIT (LOSS)	(302,571)	70,327	(261,480)	129,462

OPERATING EXPENSES
Selling, general and administrative expenses	189,011	424,934	717,495	1,137,457
Consulting fees	68,501	7,630	103,667	19,075
Professional fees and related expenses	89,390	78,055	568,176	596,035
TOTAL OPERATING EXPENSES	346,902	510,619	1,389,338	1,752,567

OPERATING LOSS	(649,473)	(440,292)	(1,650,818)	(1,623,105)

OTHER EXPENSE, non-operating
Allowance for stock receivable	--	--	7,343	--
Loss of disposal of fixed assets	15,020	--	15,020	--
Interest expense, net	144,434	100,032	405,282	401,122
TOTAL OTHER EXPENSE, non-operating	159,454	100,032	427,645	401,122

OTHER INCOME - nonrecurring
Gain on debt extinguishment and accounts payable	--	--	(3,001,297)	--

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(808,927)	(540,324)	922,834	(2,024,227)

PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME (LOSS)	$(808,927)	$(540,324)	$922,834	$(2,024,227)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$0.01	$(0.02)

DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$0.01	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	173,459,807	106,476,315	148,998,436	100,798,047

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	173,459,807	106,476,315	159,157,845	100,798,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 31, 2010
Operating Activities
Net income (loss)	$922,834	$(2,024,227)
Cash used by operating activities
Allowance for doubtful accounts	67,842	(447)
Allowance for inventory	317,771	--
Depreciation and amortization	17,555	84,348
Stock for services	231,150	199,807
Gain on extinguishment of debt and accounts payable	(3,001,297)	--
Accretion of convertible notes beneficial conversion feature	210,404	90,192
Decrease in deferred financing fees	125,000	--
Decrease in stock receivable	7,343	--
Loss on disposal of fixed assets	15,020	--
Changes in current assets
Decrease in receivables	219,042	162,952
Decrease in inventories	16,988	37,443
Decrease in prepaid expenses	257,829	11,333
Decrease in other assets	5,535	--
Changes in current liabilities
Decrease in deferred revenue	--	(50,777)
Increase in accounts payable and accrued liabilities	348,611	1,091,268
Cash used by operating activities	(238,373)	(398,108)

Financing activities
Proceeds from sale of stock	132,500	449,000
Proceeds from convertible notes	97,500	55,000
Payment for line of credit	--	(1,672)
Payments for loans and capital leases	(505)	(11,130)
Cash provided by financing activities	229,495	491,198

(Decrease) increase in cash	(8,878)	93,090
Cash at beginning of year	11,404	42,384

Cash at end of period	$2,526	$135,474

Supplemental Cash Flows
Cash paid for interest	$--	$6,500
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$805,820	$--
Issuance of prepaid stock	$60,338	$68,000
Debt and interest converted to stock	$155,000	$126,000
Stock issued for accrued expenses	$435,878	$--
Stock in escrow	$(50,125)	$70,000
Deferred financing fees	$--	$125,000
Accounts payable paid with stock	$--	$224,550
Disposal of fixed asset	$130,852	$26,429
Beneficial conversion feature	$203,741	$--
Assignment of related party debt	$15,000	$--
Accrued interest added to note	$24,000	$--
Stock receivable allocated to service expenses prepaid	$25,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for the periods ended September 30, 2011 and 2010.

Business Overview

National Automation Services, Inc. serves a diverse set of industries which utilize automation systems and controls, including water valley waste and treatment facilities, entertainment, hospitality, mining, medical, and manufacturing.

The Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company has subsidiaries which perform the services; one is located in Arizona named Intecon, Inc. and the other is located in Nevada named Intuitive System Solutions, Inc. The Company’s subsidiary in Nevada is currently dormant with no production, and we had a down turn in production and eventual closing of the Company’s subsidiary in Arizona. The effect of both subsidiaries is primarily due to the downturn in the market. The Company’s main focus is in acquiring additional subsidiaries in order to gain additional production. The Company’s management runs the company as one unit and does not have any business segments.

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

NOTE 2: Recently adopted and recently issued accounting guidance

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, result of operations or cash flows.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues are insufficient to fund our operations. Although the Company has experienced recurring net losses, we had a net income of $922,834 for the nine months ended September 30, 2011, which is attributable to our write-off of Trafalgar debt per our settlement agreement with Trafalgar Capital on March 25, 2011 (for additional information see Note 5, Legal). We had an accumulated deficit of $(14,925,693) for the nine months ended September 30, 2011, and a working capital deficiency of $(2,914,345) at September 30, 2011.

Based on the above facts, and even though we have written-off our outstanding debt, management determined that there was substantial doubt about the Company’s ability to continue as a going concern.

We continue to seek sources of additional capital. The Company is aware of its instability, and has noted on several occasions the ability to continue as a going concern. We are in the process of correcting such instability and are actively pursuing acquisitions, which will help cure the Company’s current status. The purchases of new acquisitions will provide a new customer base and increase our regional presence in new areas of production. In acquiring new businesses we will also increase our visibility and the awareness of our Company, and our products and services. We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services. We intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices.

NOTE 4: Inventory

As of September 30, 2011, our lease with our warehouse in Arizona has been suspended until such time as we can remit the outstanding balance in full. Per the terms of the leasing agreement all of our assets at our Arizona subsidiary, including inventory, have been held by the lessor. We have allowed for the inventory value in the amount of $317,771 as of September 30, 2011 and recognized the allowance in our cost of goods sold (see note 8, Operating agreements).

NOTE 5: Property and equipment, net

Property and equipment consists of the following:

	Period Ended September 30,	Year Ending December 31,
	2011	2010
Vehicles	$--	$44,169
Computer and office equipment	30,850	114,121
Furniture and fixtures	6,297	6,297
UL Machinery and equipment	--	18,410
Total property and equipment	37,147	182,997
Less: accumulated depreciation	(22,789)	(136,065)
Property and equipment, net	$14,358	$46,932

The Company wrote of the remaining fixed assets from our Arizona subsidiary due to the downturn of our operations and inability to remain current on our warehouse lease. Per the terms of the ware house leasing agreement all fixed assets are to be acquired by the lessor if tenant is unable to remain in the leasing agreement and is evicted due to non-payment (see note 8, Operating agreement).

NOTE 6: Convertible notes

During the year ended December 31, 2010, we issued to three individuals convertible notes for $255,000. Two notes bear interest at the rate of 20% per year and one note bears an interest rate of 40%, and all matured in six (6) months on varying dates starting with March 1, 2011. The notes were convertible into the Company’s common stock at a fixed values based upon the terms of the convertible note agreement. As of September 30, 2011, the Company has converted five and a half notes; noted above, totaling $170,000 in principle and $33,500 in interest of the convertible notes and issued to these three individuals collectively 13,389,679 shares of the Company’s common stock (see Note 10, Stockholders’ deficit). In conjunction with the half note that the Company converted, the remaining half of the note’s principle and interest was renewed and the interest was capitalized into the principle balance as of April 15, 2011, the Company entered into the renewed portion of the note in the amount of $124,000.

During the period ended September 30, 2011, we issued to four individuals convertible notes for $112,500. The four notes bear interest at variable rates starting at 6% to 20%, and all mature in six (6) months on varying dates starting with October 15, 2011. The notes are convertible into the Company’s common stock at various fixed values based upon the terms of the convertible note agreement. As of September 30, 2011, the Company converted the April 29, 2011, note in convertible draws per the terms of the agreement.  The remaining notes have not been converted. The Company and the individual holders of the notes are working towards conversion of notes.

Description	Note value	Calc’d BCF Value	Amortized BCF Value	Interest Accrued as of September 30, 2011
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	$124,000	$124,000	$113,836	$22,767
Convertible note issued on June 3, 2011 at a 8% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$32,500	$23,534	$15,690	$1,733
Convertible note issued on April 18, 2011 at a 8% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$50,000	$36,207	$32,447	$3,585
Convertible note issued on April 29, 2011, at a 6% interest rate for six months, convertible to shares of stock at a variable rate upon date of conversion	$15,000	$10,000	$4,219	$380
Total	$221,500	$193,741	$166,192	$28,465

NOTE 7: Legal

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Trafalgar is to deliver to the NAS appropriate releases of all liens and encumbrances including, without limitation, all UCC liens within 91 days of the settlement date of March 25, 2011, providing that NAS does not enter into bankruptcy within the 91 days. The amount owed to Trafalgar with interest was $3,800,000. The settlement agreement with Trafalgar allowed for the Company to write off the principle and interest of the debt balance for a gain in extinguishment of debt in the amount of $2,881,000, after the settlement terms noted above. Noted above the promissory note, in the event of a default with the promissory note the $200,000, including any and all interest accrued will become due on demand pursuant to the terms of the promissory note. As of September 21, 2011, the Company has defaulted on its promissory note to Trafalgar. As the note was contracted for 6 months we have indicated all principle balance as current and due.

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

On October 2, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Border States. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $90,000 which was sent to Border States under the writ on October 15, 2010. As of March 31, 2011, our outstanding balance owed to Border State was $100,000. Noting that our outstanding balance was $100,000, we negotiated a payment to Border States in the amount of $70,000 to pay off our outstanding balance. The Company recognized a gain in extinguishment of the debt in the amount of $30,000. As of April 4, 2011, the Company has repaid this vendor in full.

NOTE 8: Operating lease agreements

On May 25, 2011, the Company renegotiated the terms of its leasing agreement with the facility located in Tempe Arizona. Per the terms of the agreement, the cost per square foot was reassessed which reduced our lease payments. Additionally, the landlord forgave our current outstanding balance owed to them for the past nine months totaling $90,000. As of September 30, 2011, the Company owed rent for the facility in the amount of $18,300; the Company is in the process of closing operations in Arizona, until such time as we can assess the validity of the market in the area. Our lease with our warehouse has been suspended until such time as we can remit the outstanding balance in full. Per the terms of the leasing agreement all of our assets, including inventory, have been held by the lessor. We have disposed of the remaining fixed assets for Arizona as of September 30, 2011 and have allowed for the inventory value to be recognized in our cost of goods sold as of September 30, 2011.

NOTE 9: Fair value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2011(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$193,951	$193,951	--	--
Total	$193,951	$193,951	$--	$--

	Fair value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$220,788	$220,788	--	--
Total	$220,788	$220,788	$--	$--

NOTE 10: Stockholders’ deficit

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001; as of September 30, 2011 the Company has 198,635,672 shares outstanding. Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences. No preferred shares were issued as of September 30, 2011.

On November 19, 2010, the Company issued to one individual the sum of 3,250,000 shares of common stock in consideration $85,000 in cash, or $0.026 per share, of which we have received on November 9, 2010, $12,500, on November 23, 2010, $10,000, on December 3, 2010, $20,000, on January 10, 2011, $2,500 and on January 18, 2011, $5,000. As of September 30, 2011 we have reclassified the balance of $25,000 as a prepayment to a new service agreement which we entered into as of July 1, 2011.

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

On March 25, 2011, the Company issued to one individual the sum of 10,000,000 shares of common stock in consideration for cash at a value of $300,000 or $0.03 per share; paid directly to Trafalgar as a part of the Trafalgar settlement agreement (see Note 7, Legal).

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

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash valued at $85,000 or $0.02 per share; the Company negotiated a settlement of all outstanding obligations with Border States in the amount of $70,000. Noted that our outstanding balance was $100,000, the Company recognized a gain in extinguishment of the debt in the amount of $30,000. Paid directly to Border States, the cash was used in repayment of Border States agreement and legal fees and settled on April 4, 2011 (see Note 7, Legal).

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

On May 20, 2011, the Company issued to one individual the sum of 2,000,000 shares of its common stock as part of a collateral agreement. The shares were issued in an equity draw down agreement. The shares were issued in an equity draw down agreement. The shares had a value of $11,513

On May 23, 2011, the Company issued to one individual the sum of 6,200,000 shares of its common stock as part of a convertible note agreement. The agreement was partially converted into common stock at a value of $0.02 or $124,000.

On June 2, 2011, the Company entered into a convertible note agreement whereby we authorized to reserve a specific number of shares for collateral to cover the convertible notes. The total shares issued into escrow for holding is approximately 19,876,000. As of August 15, 2011 the shares have not been issued only held in escrow with the Company’s transfer agent.

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

On August 24, 2011, the Company issued to one individual the sum 1,193,012 shares of its common stock as part of the May 20, 2011 collateral agreement. The shares were valued at $3,486. The shares were issued in an equity draw down agreement. As of September 30, 2011 the collateral agreement has been fully converted, no additional shares will be issued.

On September 2, 2011, the Company issued to one individual the sum of 6,000,000 shares of its common stock as a part of a service agreement. The shares were valued at fair market on September 2, 2011 at $0.011 or $66,000.

NOTE 11: Subsequent events

On October 31, 2011, the Company entered into a Letter Of Intent to purchase a company. The undisclosed Cincinnati, Ohio based systems integration and controls company (until final documents are signed upon completion of due diligence and audit within 120 days) agreed to be purchased for a total of $2.25 million.  This acquisition will add $3.5 to 4 million to gross revenue and approximately $500,000 in net profits to the Company.

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

Overview:

On March 25, 2011, NAS, together with Intecon, Inc., and Intuitive Systems Solutions, Inc., have settled all pending litigation and mutually agreed to end and drop all claims between NAS and Trafalgar Capital Specialized Investment Fund, Luxembourg, Trafalgar Capital Sarl, Trafalgar Capital Advisors (collectively, "Trafalgar") regarding all debt, equity and financing agreements and any and all existing liens, covenants, conditions and encumbrances between National Automation Services, Inc. and Trafalgar Capital. Under the terms of the settlement, NAS removed all Trafalgar debt from its books and all liens on its assets shall be released in consideration a payment of $300,000 in cash, a promissory note $200,000 and approximately seven million shares of restricted NAS stock to Trafalgar Capital. Per the terms of the agreement, the UCC-1 filings against the Company’s asset’s will be lifted in ninety one (91) days after settlement, so long as NAS does not declare bankruptcy during such ninety one day period. For further information see Part II Item 1, Legal Proceedings.  Accordingly, we are seeking additional financing. As of September 21, 2011, the Company has defaulted on its promissory note to Trafalgar. As the note was contracted for 6 months we have indicated all principle balance as current and due.

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

The Company is aware of its instability, and has noted on several occasions the ability to continue as a going concern. We are in the process of correcting such instability and as noted above and within the Liquidity and Capital Resources (noted below) and are actively pursuing acquisitions, which will help cure the Company’s current status. As of September 30, 2011, as a part of the Company’s pursuit to correct instability and due to the downturn and eventual closing of the Company’s remaining facility in Arizona, we have performed an allowance for the value on the remainder of our inventory in the amount of $317,771, and have expensed the total value to our cost of goods sold.

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

Results of Operations

A:           Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
	(unaudited)
	2011	2010	% Change
Revenue	$75,481	$336,430	(78	) %
Cost of revenue	60,281	266,103	(77	) %
Allowance for inventory	317,771	--	100%
Total gross profit (loss)	(302,571)	70,327	(530)%

Operating expenses
Selling, general and administrative expenses	189,011	424,934	(56	) %
Consulting fees	68,501	7,630	798%
Professional fees and related expenses	89,390	78,055	15%
Total operating expenses	346,902	510,619	(32	) %
Operating loss	(649,473)	(440,292)	48%
Loss on disposal of fixed asset	15,020	--	100%
Interest expense, net	144,434	100,032	44%
Total other expense	159,454	100,032	59%
Net loss	$(808,927)	$(540,324)	50%

Operating Loss; Net Income. For the three months ended September 30, 2011, compared to the three months ended September 30, 2010, we had an decrease in revenues of $(260,949) or (78) %, and a increase in our cost of revenue $111,949, or 42% which resulted in an decrease in our gross profit by $(372,898) or (530)% to $(302,571). Additionally, our operating loss increased by $209,181 or 48%, to $(649,472). We had our net loss increase by $(268,603), or 50%, to $(808,927).  We attributed the increase in our net loss primarily to the allowance of our inventory which was expensed to our cost of goods sold.

Revenue.  For the three months ended September 30, 2011, our consolidated revenue decreased by $(260,949), or (78)%, to $75,481. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2010 backlog of $400,000. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues. The decrease is also due to our closing of our subsidiary in Nevada and the downturn of our operations in Arizona.

Cost of Revenue; Gross Profit.  Our cost of revenues increased by $111,949, or 42% to $378,052; our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  Our cost of revenues decreased by $205,822 or (77)% to 60,281 in relation to our decrease in revenue. However, we showed an increase in our cost of revenue due to the offset of $317,771 which was due to our allowance for inventory based upon the downturn of operations and the eventual closing of our facility in Arizona.

Operating Expenses. Although consolidated operating expenses for the three months ended September 30, 2011 decreased by $(163,717), or (32) %, to $346,902, we had an operating loss of $(649,473), compared to the three months ended September 30, 2010 operating expenses of $510,619 and operating loss of $(440,292).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $235,923, or (56)% to $189,011.  Decrease is due to a reduction of staff.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, increased by $60,871 or 798%, to $68,501, as we enter into agreements for the three months ended September 30, 2011.

Professional Fees and Related Expenses.  Professional fees principally represent costs accounting fees, these costs increased by $11,335, or 15%, to $89,390, the increased amount of professional fees was attributed to an increase in legal and accounting fees over the comparative period in 2010.

Interest Expense, Net.  Interest expense, net increased by $44,402, or (44)%, to $144,434, which represents the convertible note interest incurred for the current three month period ending September 30, 2011.

B:           Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	(unaudited)
	2011	2010	% Change
Revenue	$364,831	$1,647,920	(78	) %
Cost of revenue	308,540	1,518,458	(80	) %
Allowance for inventory	317,771	--	100%
Total gross profit (loss)	(261,480)	129,462	(302	) %

Operating expenses
Selling, general and administrative expenses	717,495	1,137,457	(37	) %
Consulting fees	103,667	19,075	443%
Professional fees and related expenses	568,176	569,035	(5	) %
Total operating expenses	1,389,338	1,752,567	(21	) %
Operating loss	(1,650,818)	(1,623,105)	2%

Other expense	7,343	--	100%
Loss on disposal of fixed assets	15,020	--	100%
Interest expense, net	405,282	401,122	1%
Gain on payable and debt extinguishment	(3,001,297)	--	(100	) %
Total other expense	(2,573,652)	401,122	(742	) %
Net income (loss)	$922,834	$(2,024,227)	146%

Operating Loss; Net Income.   For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, we had a decrease in revenues of $(1,283,089), or (78)%, and a decrease in our cost of revenue $(892,147), or (59)% which resulted in an decrease in our gross profit by $(390,942) or (302)% to $(261,480). Additionally, our operating loss decreased by $(27,713), or 2%, to $(1,650,818). We had our net income increase by $2,947,061, or 146%, to $922,834.  We attribute this significant increase to one major event which was the write-off of our debt obligation to Trafalgar per our settlement on March 25, 2011 and Border States; in the amount of $2,911,820 (see Part II Item 1- Legal proceedings.)

Revenue.  For the nine months ended September 30, 2011, our consolidated revenue decreased by $(1,283,089), or (78)%, to $364,831. This decrease principally was due to a decrease in (1) the number of new jobs we received and commenced, and (2) work delays on existing jobs included in our December 31, 2010 backlog of $400,000. Due to the downturn of the economy, our customers have delayed projects which decrease revenues for the Company. The Company is currently seeking other projects to increase its revenues. The decrease is also due to our closing of our subsidiary in Nevada and a downturn of our operations in Arizona.

Cost of Revenue; Gross Profit.  Our cost of revenues decreased by $(892,147), or (59)% to $626,311. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  Our cost of revenues decreased by $1,209,918 or (80)% to 308,540 in relation to our decrease in revenue. However, we showed an smaller decrease in our cost of revenue due to the offset of $317,771 which was due to our allowance for inventory based upon the downturn of operations and the eventual closing of our facility in Arizona.

Operating Expenses. Although consolidated operating expenses for the nine months ending September 30, 2011 decreased by $363,229, or (21) %, to $1,389,338, we had an operating loss of $(1,650,818), compared to the nine months ended 2010 operating expenses of $1,752,567 and operating loss of $(1,623,105).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $419,962, or (37) % to $717,495.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, increased by $84,592, or 443%, to $103,667 as we entered into a consulting agreement, and did not enter into any significant agreements in the comparative period of 2010.

Professional Fees and Related Expenses.  Professional fees principally represent costs for legal and accounting fees, these costs slightly decreased by $27,859, or 5%, to $568,176, the decreased amount of professional fees was incurred in conjunction with legal fees with Trafalgar and our write off of financing fees with the cancellation of our agreement with Ascendiant.

Interest Expense, Net.  Interest expense, net increased by $4,160, or 1%, to $405,282, which represents the convertible note(s) interest incurred for the nine month period ending September 30, 2011.

Gain / loss on extinguishment of debt and payables.  The write-off of Trafalgar debt and a write-off of rent payable increased our net income to $922,834 for the period ending September 30, 2011. This is a non-recurring, non-cash economic event.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

As stated above in our business overview, the Company has experienced a downturn in production. We noted that due to the litigation with Trafalgar and the downturn of the economy we have seen an impact in our revenues and cash flows.  For the nine month period ended September 30, 2011, our accounts receivable were $20,738, a decrease of $286,884, or 93%. At November 14, 2011 our cash on hand was approximately $100. In addition, we have experienced insufficient cash flow resulting from much slower payments from the contractors and others for whom we work. The Company expects that receipt of payments from our customers will likely continue until such time as the Company can improve its cash flow from operations. As such we indicated in Note 3 of our reviewed financial statements management’s assessment about the Company’s ability to continue as a going concern. As of September 30, 2011, as a part of the Company’s pursuit to correct instability and due to the downturn of the Company’s remaining facility in Arizona, we have performed an allowance for the value on the remainder of our inventory in the amount of $317,771, and have expensed the total value to our cost of goods sold. The allowance is primarily due to our inability to pay our rent on our warehouse facility in Arizona. Per the terms of the leasing contract all assets will be turned over if the Company was forced to vacate the premises. We are currently in contact with the lessor and plan to resolve the collection or write off of our inventory.

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

 On October 31, 2011, the Company entered into a Letter Of Intent to purchase a company. The undisclosed Cincinnati, Ohio based systems integration and controls company (until final documents are signed upon completion of due diligence and audit within 120 days) agreed to be purchased for a total of $2.25 million.  This acquisition will add $3.5 to 4 million to gross revenue and approximately $500,000 in net profits to the Company.

We continue to seek sources of additional capital. The Company is aware of its instability, and has noted on several occasions the ability to continue as a going concern. We are in the process of correcting such instability and are actively pursuing acquisitions, which will help cure the Company’s current status. The purchases of new acquisitions will provide a new customer base and increase our regional presence in new areas of production. In acquiring new businesses we will also increase our visibility and the awareness of our Company, and our products and services. We intend to develop and implement strategies to market ongoing maintenance and service contracts to our current as well as our past customers, and we plan to package these continuing services as part of our industrial automation design and manufacturing services. We intend to implement cost reduction synergies such as centralizing procurement and estimating activities at our corporate hub using dedicated teams of trained employees, rather than having these tasks performed at our branch offices.

Summary of Cash Flow for the Nine Months Ended September 30, 2011 and 2010 (rounded)

Our total cash decreased by approximately $133,000, or 98%, to $2,500 for the nine months ended September 30, 2011, compared to $135,500 for the nine months ended September 30, 2010. Our cash flows for the nine months ended September 30, 2011 and 2010 were as follows:
	Nine Months Ended September 30,
	2011	2010
Net cash used by operating activities	$(238,300)	$(398,100)
Net cash used by investing activities	--	--
Net cash provided by financing activities	229,500	491,200

Operating Activities

Our total cash used by operating activities decreased by $159,800, or 40% to $(238,300) for the nine months ended September 30, 2011, compared to $(398,100) for the nine months ended September 30, 2010. The changes are due to the increase in our net income due to a write-off of the debt obligation owed to Trafalgar; we issued additional stock for services; we expensed the remaining deferred fees for the Ascendiant agreement which we cancelled in March, 2011. We have also made an allowance for our inventory in the nine months ended September 30, 2011.

Investing Activities

The Company had no investing activities for the nine months ended September 30, 2011 and September 30, 2010 respectively.

Financing Activities

Our total cash provided for financing activities decreased by $261,700, or (53) %, to $229,500 for the nine months ended September 30, 2011, compared to $491,200 for the nine months ended September 30, 2010. We saw a decrease in our sale of stock to investors for capital as compared to the period ending September 30, 2010.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the period ending September 30, 2011, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ending September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, to settle all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS shall provide to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) an exchange of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Trafalgar is to deliver to the NAS appropriate releases of all liens and encumbrances including, without limitation, all UCC liens within 91 days of the settlement date of March 25, 2011, providing that NAS does not enter into bankruptcy within the 91 days. The amount owed to Trafalgar with interest was $3,800,000. The settlement agreement with Trafalgar allowed for the Company to write off the principle and interest of the debt balance for a gain in extinguishment of debt in the amount of $2,881,000, after the settlement terms noted above. Noted above the promissory note, in the event of a default with the promissory note the $200,000, including any and all interest accrued will become due on demand pursuant to the terms of the promissory note. As of September 21, 2011, the Company has defaulted on its promissory note to Trafalgar. As the note was contracted for 6 months we have indicated all principle balance as current and due.

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

On August 24, 2011, the Company issued to TriPod Group the sum 1,193,012 shares of its common stock as part of the May 20, 2011 collateral agreement. The shares were issued in an equity draw down agreement. As of September 30, 2011 the collateral agreement has been fully converted, no additional shares will be issued.

On September 2, 2011, the Company issued to National Financial Communications Corporation the sum of 6,000,000 shares of its common stock as a part of a service agreement. The shares were valued at fair market on September 2, 2011 at $0.011 or $66,000.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

            None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES, INC.
(Registrant)

Date: November 14, 2011

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: V.P. / Principal Financial Officer