Form 10-K
period 2011-12-31
National Automation Services Inc
filed 2012-04-16
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The market value of the voting stock held by non-affiliates as of June 30, 2011 is $151,068 based on 151,067,823 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one thousandth ($0.001) per share.

As of April 16, 2012, the Registrant had 200,000,000 shares of common stock outstanding.

Documents incorporated by reference: None

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

ITEM 1:               BUSINESS

Business Development, History and Organization

Organizational History

On December 28, 2007, we incorporated as a Nevada corporation under the name National Automation Services, Inc. On August 6, 2009, National Automation Services, Inc. filed a Form 10, which under SEC rule, reinstates our public reporting obligations under federal securities laws. The Form 10 had an effective registration date 60 days after submission on October 6, 2009 and was cleared of SEC’s limited comments as of March 8, 2010.

Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing, to nuclear power in private and public sectors.

Our business provides a full range of service from design, engineering, installation and maintenance of automation controlled systems and machinery.  We help companies to produce more efficiently, effectively and measurably through automation maximizing profitability, efficiency, and safety.

Our business plan takes action with expansion through carefully selected acquisitions. We anticipate expansion by acquisition into several geographic regions in 2012

Our telephone number for our executive offices is (877) 871-6400. Our corporate website is www.nasautomation.com; however, the information contained on, or that can be accessed through, that website is not a part of this annual report.

Our common stock is currently quoted on the OTC Markets under the symbol “NASV.QB”.

Plan of Operation

For the next 12-18 months we intend to focus our efforts on implementing the following business strategy:

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This allows the Company’s management to focus on maintaining quality while increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

We feel this new and redirected focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of the Company.

Finalize Letters of Intent (“LOI”) to purchase companies

We currently have two signed LOI’s with profitable, high-profile companies in the automation business. These acquisitions will add to our Company’s overall annual earnings. We are expecting to have them close before the end of second quarter 2012.

We are presently evaluating other companies for acquisition in 2012. The evaluation process is conducted by our acquisition board and the companies are evaluated on the following attributes:

•	Geographic area
•	Synergies with our current core businesses
•	Niche marketing
•	Areas of expertise
•	Price/earnings ratio
•	Benefit: Customer base, proprietary products, technology, and talent base.

Raise Additional Capital

We currently have a cash shortage, and our operating revenues are insufficient to fund our operations, due to our past encumbered litigation with Trafalgar Capital which was settled on March 25, 2011. Even though we settled our debt with Trafalgar in March of 2011, the effects of the agreement prevented us from seeking additional sources of financing throughout the fiscal year of 2011. Consequently, our audited financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (see Item 8, Financial Statements and Supplementary Data).

Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target company with additional working capital to finance and grow its business.  Accordingly, we intend to seek additional financing.

Any additional funding sought would likely result in a material and substantial dilution of the equity interests of our current shareholders, and also likely will increase our debt servicing obligations for the future (See also Item 1A, Risk Factors).

Improve Existing Operations

Our operating results have been unsatisfactory.  We had a working capital deficit of $(3,151,939) at December 31, 2011. We also have experienced recurring losses.  Although in each of the following periods our revenues have increased over the corresponding period in the prior year, our revenues for 2011 decreased due to our past encumbrance with Trafalgar and the inability to service our customers. For the fiscal year end December 31, 2011, we had an operating loss of $(1,774,954), but a net income of $544,581. This is due primarily from our settlement agreement with Trafalgar Capital on March 25, 2011. For the year ended December 31, 2010, we had an operating loss of $(2,306,574), and a net loss of $(2,888,633).

At April 16, 2012 our cash on hand, most of which was obtained from recent convertible debt obligations, was $1,000.

We are working to improve the existing operations by removing the burdens and obstacles that we believe are impeding our operations. With Trafalgar litigation settled we intend to expand our operations purely through acquisition in 2012. We will be carefully managing our overhead to maximize the effects of profitable acquisitions. NAS maintains an operational office in Tucson, Arizona for the purpose of Corporate Acquisition and Engineering Consultant Services.

      Affect Strategic Acquisitions

We intend to expand our operations in the continental United States by acquiring select small to medium sized privately-held automation companies that primarily perform work for industrial applications.

We use the following criteria to evaluate acquisition opportunities:

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

•
Opportunity for growth of our industrial business: We look for businesses with an established base of industrial end users, to provide us an opportunity to increase synergism of our portfolio as well as market diversification.

•	Opportunity to purchase and assimilate technologies and infrastructures to further aid our operational, technological and overhead objectives.

The criteria identified above are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, on the above factors as well as other considerations deemed relevant by our management. Accordingly, we may enter into a business combination that does not meet any or all of these criteria if we believe that it has the potential to create significant stockholder value.

We intend to affect our acquisitions by a stock purchase using the acquisitions cash flow to pay for the sale of our public stock. We currently have banks and access to cash for the funding of our acquisitions. The structure of the deal is an upfront cash payment with the owner carrying an interest bearing note payable for five years

Director Qualifications and Board of Directors Role

Our Company’s Board of Director qualifications, to date, have been members of the ownership of our Company. As owners of the Company their fundamental role has been to guide the Company’s success in its current operations, to oversee the management and executive levels of the Company, and to ensure that the Company complies with the rules and regulations of a public or traded company. Management has traditionally had a broad discretion to adjust the application and allocation of our cash and other resources as they are also a part of the management and Board of Directors.

In 2012, we will begin transition to an independent Board of Directors. We will also expand our Advisory Board to the company Directors. The Advisory Board is convened to give advice and support to the company. It does not have any legal or formal responsibilities.

Our primary goal is to have our Corporate Governance rules and regulations implemented to start these strategies. The Board of Directors role in the next six to twelve months will move from its existing blend of management and direct dependence on ownership to one of independence set forth in our Governance charter as noted on our website and other disclosed documentation. These principals also adhere to the Company’s code of conduct (ethics) which is also noted on the Company’s website and exhibited on this annual filing.

Acquisitions Affected

Intuitive System Solutions, Inc.

Intuitive Systems Solutions, Inc., a wholly owned subsidiary and a Nevada corporation headquartered in Henderson, Nevada, effectively moved operations to Intecon, Inc. in Arizona as an overhead reduction measure as of third quarter 2010.

Intecon, Inc.

During the fourth quarter 2011 we commenced plans to reorganize Intecon by reducing overall office space and employment to further mitigate overhead requirements.

Our Business

Principal Services

General

Our business is defined by our subsidiaries. The Company currently offers engineering and automation services. By broadening our corporate focus to include new companies in product distribution, manufacturing and production, NAS will create a diverse spectrum of services.

As acquisitions are concluded, NAS will be defining this spectrum of its services. At present time, our core services have not changed from design, production, and installation of mechanical and electronic automation systems.

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

Our focus in 2012 and beyond will be to expand our market penetration in Automation and Controls while adding diversification into additional new markets as defined by the targeted acquisitions concluded.

Business Conditions

Environmental Matters

We are subject to environmental regulation by federal, state and local authorities in the United States. Although we believe we are in substantial compliance with all applicable environmental laws, rules and regulations (“laws”), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change our manufacturing methods.  At present, we are not involved in any material environmental matters and are not aware of any material environmental matters threatened against us.

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

Risks Relating To Our Business

Continuation as a Going Concern

Our auditors' report on our audited December 31, 2011 financial statements, and Note 3 to such financial statements, reflect a substantial doubt about our ability to continue as a going concern..  We intend to expand our operations purely through acquisition in 2012. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  However, we can give no assurance that these plans and efforts will be successful.

We Need Additional Capital

Although, we show a net income as of December 31, 2011, in the amount of $544,581, it was due to our settlement of lawsuit agreement from Trafalgar Capital on March 25, 2011. In the past we have experienced recurring net losses, including net losses of $(2,888,633) for the fiscal year ended December 31, 2010, and we had an accumulated deficit of $(15,303,946) at December 31, 2011.  We have a severe cash shortage, with approximately $1,000 of cash on hand at April 16, 2012.

Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target subsidiary not only with cost savings results but also with additional working capital to finance and grow the business.

Fluctuations in Operating Results by Acquisition

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

Control by Management and Directorship

Our company is effectively controlled by Management, specifically Messrs. Robert W. Chance, David Marlow, and Jeremy Briggs (“Management”), also directors Robert O’Connor, Jody R. Hanley, and Manuel Ruiz, who collectively own approximately 20% (as of April 16, 2012) of our outstanding common stock.  While we intend to pursue our business strategy as set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, issue additional shares of capital stock and generally to direct our affairs and the use of all funds available to us.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our current stockholders.

Dependence on Management

Our success is dependent upon the active participation of our Management.  We have entered into employment agreements (i) with Mr. Chance, for an initial two-year term which expired February 14, 2009, and continues annually thereafter, (ii) with Mr. Marlow which expires on December 31, 2012, and (iii) with Mr. Briggs which expires on December 31, 2012. In addition, we do not maintain any "key man" insurance on any of their lives.  In the event we should lose the services of any of their people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

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

•	Poor quality could adversely affect the reliability and reputation of our product; and
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

ITEM 1B:            UNRESOLVED STAFF COMMENTS

None

ITEM 2:               PROPERTIES

We do not own any real property.  We lease our space on a month-to-month basis, pursuant to a written operating lease agreement.

On June 1, 2010, NAS has leased approximately 195 square feet of sales office space located in Tucson, Arizona, on a month-to-month basis from a non-related third party for $305 per month.

ITEM 3:               LEGAL PROCEEDINGS

None

ITEM 4:               MINE SAFETY DISCLOSURES

None
PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Markets under the symbol “NASV.QB” since October 12, 2007. The quarterly high and low close information on the OTC Markets of our common stock for each full quarterly period is as follows:

Fiscal Year Ending December 31, 2011:	High	Low
Fourth Quarter	$0.07	$0.01
Third Quarter	0.08	0.04
Second Quarter	0.10	0.07
First Quarter	0.10	0.05

Fiscal Year Ending December 31, 2010:	High	Low
Fourth Quarter	$0.07	$0.01
Third Quarter	0.08	0.04
Second Quarter	0.15	0.07
First Quarter	0.12	0.05

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Sales of Unregistered Securities

The following is a summary of all transactions within the year involving our sales of our securities not disclosed under our reviewed financials Form 10-Q for fiscal year 2011 or our audited financial statement Form 10K for fiscal year 2010, for the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

2011

On October 31, 2011, the Company issued to Asher Enterprises the sum of 3,529,412 shares valued at $6,000 or $0.0017 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On December 12, 2011, the Company issued to Asher Enterprises the sum of 9,090, 909 shares valued at $10,000 or $0.0011 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

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

Holders

As of April 16, 2012, we had 200,000,000 shares of common stock issued and outstanding and approximately 455 shareholders of record of our common stock.

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

Executive Overview

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At April 16, 2012, our cash on hand was approximately $1,000, and our operating revenues are insufficient to fund our operations.  Consequently, our audited December 31, 2011 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to expand our operations through acquisition in 2012. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use NAS for financial reporting purposes and other financial projections. However, we can give no assurance that these plans and efforts will be successful (See Item 8, Financial Statements and Supplementary Data).

Decision to “Go Public”

National Automation Services, Inc. (“NAS”), desire to become a publically traded Company was to provide to the industry in which we do business, an opportunity to enter into a market which has traditionally been (1) a privatized industry and (2) a segregated industry. By going public NAS has the potential to raise capital, more than would be readily available through bond financing (multiple restrictions) and the private financing markets. These private markets have higher rates and are a greater risk to the Company’s overall growth. In the “public arena”, financing can provide opportunities to “glue” together the privatized and segregated industry through acquisitions, joint partnerships, and other working relationships. Essentially, going public allowed NAS to “unlock” relatively illiquid value in our equity and more accessible debt financing (available to publicly traded companies), to turn it into a mechanism for purchasing power. Much of the money raised by going public allows NAS to pursue its business plan, financing business operations and ultimately achieving the growth by acquisition strategy and the overall improvement of the Company’s net worth.

Critical Accounting Policies

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

Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Summary of Consolidated Results of Operations

	Year Ended December 31,
	2011	2010	%Change

Revenue	$385,242	$1,958,404	(80) %
Cost of revenue	626,595	1,993,746	(69) %
Total gross loss	(241,353)	(35,342)	583%

Operating expenses:
Selling, general and administrative expenses	817,676	1,485,276	(45) %
Consulting fees	103,667	19,075	443%
Professional fees and related expenses	612,258	766,881	(20) %

Operating loss	(1,774,954)	(2,306,574)	(23) %

Loss on disposal of fixed asset	15,020	--	100%
Allowance for stock receivable	17,343	--	100%
Interest expense, net	534,191	582,059	(8) %
Fair value of derivative liability	113,026	--	100%
Gain on debt extinguishment	(2,999,115)	--	100%

Net income (loss)	$544,581	$(2,888,633)	119%

Operating Loss; Net Income (loss)

Our decrease in revenue of $(1,573,162) or (80)%, over the prior year is a result of our inability to increase our contracts and services due to our inability to purchase parts for the Company. Our decrease in cost of revenue (goods sold) of $(1,367,151) or (69)% over the prior year due to the decrease in our production and labor costs. Our operating loss decreased by $(531,620), or (23)%, to $(1,774,954) and our net loss decreased by $(3,433,214), or (119)%, to $544,581.  We attribute the net income increase to one major event which was the write-off of our debt obligation to Trafalgar per our settlement on March 25, 2011 and one of our trade vendors Border States.

Revenue: Our consolidated 2011 revenue decreased by $(1,573,162), or (80)%, to $385,242 compared to $1,958,404 for the year ended December 31, 2010, due to loss of business, which is attributable to an decrease in (1) the number of new jobs we received and commenced, (2) inability to purchase parts for current customers.  We expect to increase revenue through our acquisition strategy, whereby we can increase our regional footprint and thus provide additional local service related contracts (for additional detail see Item 1: Plan of operations).

Cost of Revenues; Gross Profit:  Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  Our consolidated 2011 cost of revenue decreased by $(1,367,151) or (69) %, to $626,595, due to the decrease in our consolidated revenues and labor cutbacks since June 2009.  Our 2011 consolidated gross profit decreased by $(206,011), or 583%, to $(241,353), primarily due to our reduction in revenue on new jobs and the write off of our remaining inventory which was approximately $300,000.

Operating Expenses: Our consolidated operating expenses for 2011 decreased by $(737,631), or (32)%, to $1,533,601, which resulted in an operating loss of $(1,774,954), compared to 2010 operating expenses of $2,271,232, and an operating loss of $(2,306,574).  The decrease of $(531,620) or (23)% in our operating loss is due to the following factors:  the $(667,600) decrease in our selling, general and administrative expense with the reduction of staff (due to our layoffs of staff at Intecon); the $(154,623) or (20)% decrease in our professional fees (we reduced the amount of our legal and other professional fees).

Selling, General and Administrative Expenses:  Consolidated selling, general and administrative expenses decreased by $(667,600), or (45)%, to $817,676 for the year ended December 31, 2011, due to the reduction of staff (due to our layoffs of personnel in our Intecon subsidiary as of September 30, 2011).

Consulting fees:  Our consulting fees, which are attributable to investor relations services, increased by $84,592 or 443%, to $103,667 for the fiscal year ended December 31, 2011. We entered into several new service related agreements to promote ourselves within our industry and services for marketing our Company on a National level. With the settlement of Trafalgar we have been actively seeking additional sources of funding for the Company and its acquisition strategy along with operations.

Professional Fees and Related Expenses:  Professional fees, which principally represent costs for legal and accounting fees and expenses, and corporate, operations and acquisitions advisory services rendered decreased by $(154,623) or (20) % to $612,258, which is primarily due to reduction in our legal services.

Interest Expense, Net:  Interest expense, net decreased by $(47,868), or (8) %, to $534,191, and is primarily attributable to the interest expense on our convertible notes. The decrease over 2010 is primarily due to our settlement agreement with Trafalgar as of March 25, 2011.

Gain on extinguishment of debt and payables: The write-off of Trafalgar debt and a write-off of rent payable increased our net income to $606,014 for the year ending December 31, 2011. This is a non-recurring, non-cash economic event.

Fair value of derivative liability: Due to insufficient authorized but unissued shares of common stock to meet the required amount of shares under convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  As of December 31, 2011, the Company has recorded an expense of $113,026.

Financial Condition

Summary of Consolidated Balance Sheets
	December 31,
	2011	2010	% Change
CASH	$1,371	$11,404	(88)%
ACCOUNTS RECEIVABLE, NET	3,252	307,622	(99)%
INVENTORY	--	340,519	(100)%
TOTAL CURRENT ASSETS, OTHER	22,000	22,667	(3)%
OTHER ASSETS	12,723	177,467	(93)%
TOTAL ASSETS	$39,346	$859,679	(95)%

TOTAL CURRENT LIABILITIES, OTHER	$2,978,562	$3,855,689	(23)%
CURRENT MATURITIES OF TRAFALGAR DEBT
Trafalgar Promissory note	200,000	--	100%
Current portion of secured redeemable debentures, net	--	2,347,001	(100)%
Revolving note, net	--	758,398	(100)%
LONG-TERM LIABILITIES	120,135	12,654	849%
TOTAL LIABILITIES	3,298,697	6,973,742	(53)%

STOCKHOLDERS' DEFICIT	(3,259,351)	(6,114,063)	(47)%
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,346	$859,679	(95)%

Assets:  At December 31, 2011, our consolidated total assets decreased by $(820,333), or (95)%, to $39,346, is due to the following; (1) less cash as of December 31, 2011  (2) write off of inventory due to our inability to remain in our warehouse in Arizona (3) reduction in our accounts receivable due to our loss of new customers and inability to service our current customers and (4) our write off of remaining fixed assets at our Arizona subsidiary due to an acceleration of depreciation expense and overall assessment of the fixed assets as of December 31, 2011.

Liabilities:  At December 31, 2011, our consolidated total liabilities decreased by $3,675,045, or 53%, to $3,298,697, due to our settlement of Trafalgar Capital debt. We did note an increase in our accrued liabilities attributable to our accrual of our payroll tax and outstanding payroll liability to our employees. As we have been unable to pay the payroll tax, we have accrued for both the penalties and interest to date. We are actively seeking additional funding to pay this obligation. Due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  As of December 31, 2011, the Company has recorded an expense of $113,026, as a part of the long-term liability.

Stockholders’ Deficit:  Our consolidated stockholders’ deficit decreased by $2,854,712, or (47)%, to $3,259,351 primarily due to the Company’s stock issuance in efforts to raise capital and our net income for our fiscal year ending December 31, 2011.

Revenue by Service Type
	Year Ended December
	2011		2010
Project revenue (generally fixed price)	$23,500	84%	$1,758,494	90%
Service revenue (generally time and materials)	61,742	16%	199,910	10%
Total revenue	$385,242	100%	$1,958,404	100%

Project Contracts: Project revenue is recognized on a progress-basis - the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. The Company generally seeks progress-based agreements when a job project takes longer than 30 days to complete.

Service Contracts: Service revenue is recognized on a completed project basis - the Company invoices the client when it has completed the services, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On service contracts, revenue is not recognized until the services have been performed. The Company generally seeks service based agreements when project based contracts have been completed.

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

Off-Balance Sheet Arrangements

At December 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  For the year ended December 31, 2011, our accounts receivable were $3,252, a decrease of $304,370, or 99%, due to a decrease in invoiced revenue, compared to December 31, 2010. April 16, 2012 our cash on hand was $1,000.

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

We feel this new focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of NAS.

Summary of Consolidated Cash Flow for the year ended December 31, 2011 and 2010 (rounded)

Our total cash decreased approximately by $10,000, or 88%, to $1,400 for the year ended December 31, 2011, compared to $11,400 for the year ended December 31, 2010. Our consolidated cash flows for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
Net cash (used) by operating activities	$(239,500)	$(770,400)
Net cash (used) by investing activities	$--	$--
Net cash provided by financing activities	$229,500	$739,500

Operating Activities: Our total cash (used) by operating activities decreased by $(530,900), or (69) %, to $(239,500) for the year ended December 31, 2011, compared to $(770,400) for the year ended December 31, 2010.  The changes are due to the increase in our net income due to a write-off of the debt obligation owed to Trafalgar; we issued additional stock for services; we expensed the remaining deferred fees for the Ascendiant agreement which we cancelled in March, 2011. We have also made an allowance for our inventory for the year ended December 31, 2011. Due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  As of December 31, 2011, the Company has recorded an expense of $113,026.

Investing Activities: The Company has not had investing activities for the years of December 31, 2011 and December 31, 2010, respectively.

Financing Activities: Our total cash provided by financing activities decreased by $(510,000), or (69) %, to $229,500 for the year ended December 31, 2011, compared to $739,500 for the year ended December 31, 2010. The decrease is due in part to our limited funding through our sale of restricted stock. Our litigation lawsuit with Trafalgar had hampered our ability to seek additional funding in the form of equity, debt or mezzanine debt. We are currently seeking acquisitions through our business plan to increase our position to pay our existing obligations. We still require investment capital to run operations as well as our acquisition strategy.

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

Fluctuations in Stock Price

Our common stock has been quoted on the Pink Sheets since October 12, 2007. Since that date, our common shares have traded on the Pink Sheets between a low of $0.001 per share and a high of $0.56 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including but not limited to the following: (i) the risk factors described herein; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors’ view of the sectors and markets in which we operate; or (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

The sales of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are affected under Rule 144.  At April 16, 2012 we had outstanding an aggregate of 200,000,000 shares of restricted common stock.  In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company our shares of restricted common stock are eligible for sale under Rule 144 as of October 6, 2009 at which time we became subject to the reporting requirements of the Exchange Act, i.e., our registration statement became effective, and thereafter, have complied with our reporting requirements under the Exchange Act. On March 23, 2012, the Company filed a form DEF 14A which will increase on shareholder approval our authorized common stock from 200,000,000 to 1,000,000,000, and increased our authorized preferred stock from zero to 10,000,000

No Dividends

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

ITEM 8:               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of
 NATIONAL AUTOMATION SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
National Automation Services, Inc.:

We have audited the accompanying balance sheets of National Automation Services as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Automation Services as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the two years ended December 31, 2011,  and December 31, 2010, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited operations and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Henderson, NV

April 16, 2012

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED BALANCE SHEETS
	DEC 31, 2011	DEC 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,371	$11,404
Accounts receivable, net of allowance of doubtful accounts of $0 and $12,378	3,252	307,622
Inventory	--	340,519
Prepaid fees	22,000	22,667
Total current assets	26,623	682,212
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $24,403 and $136,065	12,723	46,932
OTHER ASSETS, NON-CURRENT
Security deposit	--	5,535
Deferred financing fees	--	125,000
Total other assets, non-current	12,723	177,467
TOTAL ASSETS	$39,346	$859,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$945,417	$1,216,635
Accrued liabilities	1,624,157	2,192,726
Current portion of loans, capital leases and line of credit	232,407	27,367
Current portion of secured redeemable debentures	--	2,347,001
ABL line of credit	--	758,398
Convertible debt, net of beneficial conversion feature of $12,092 and $34,212	193,408	220,788
Related party payable	183,173	198,173
Total current liabilities	3,178,562	6,961,088
Loans and capital leases	7,109	12,654
Derivative liability	113,026	--
Total liabilities	3,298,697	6,973,742
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(573,276)	(70,000)
Common stock $0.001 par value, 200,000,000 authorized, 200,000,000 issued and outstanding and 112,376,315 shares issued and outstanding	200,000	182,376
Additional paid in capital	11,853,215	9,671,931
Stock payable (receivable)	564,656	(49,843)
Accumulated deficit	(15,303,946)	(15,848,527)
Total stockholders’ deficit	(3,259,351)	(6,114,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,346	$859,679

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2011	YEAR ENDED DECEMBER 31, 2010
REVENUE	$385,242	$1,958,404
COST OF REVENUE	626,595	1,993,746
GROSS LOSS	(241,353)	(35,342)

OPERATING EXPENSES
Selling, general and administrative expenses	817,676	1,485,276
Consulting fees	103,667	19,075
Professional fees and related expenses	612,258	766,881
TOTAL OPERATING EXPENSES	1,533,601	2,271,232

OPERATING LOSS	(1,774,954)	(2,306,574)

OTHER EXPENSE, non-operating
Loss on disposal of fixed asset	15,020	--
Allowance for stock receivable	17,343	--
Fair value of derivative liability	113,026	--
Interest expense, net	534,191	582,059
TOTAL OTHER EXPENSE, non-operating	679,580	582,059

OTHER INCOME - nonrecurring
Gain on debt extinguishment and accounts payable	(2,999,115)	--

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	544,581	(2,888,633)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	$544,581	$(2,888,633)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.03)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	156,499,920	102,798,048

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	278,146,118	102,798,048

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Payable/ Receivable	Stock Held in Escrow	Accumulated Deficit	Total
		0.001 par value
Balance at December 31, 2009	90,081,416	$90,081	$8,251,062	$(17,343)	$--	$(12,959,894)	$(4,636,094)
Stock for cash	12,534,310	$12,534	$521,466	$(32,500)	$--	$--	$501,500
Stock for services	3,987,213	3,987	294,627	--	--	--	298,614
Stock for conversion of debt	2,640,000	2,640	123,360	--	--	--	126,000
Stock payment for payable	662,787	663	223,887	--	--	--	224,550
Stock for deferred financing fees	1,470,589	1,471	123,529	--	--	--	125,000
Stock prepaid for services	1,000,000	1,000	67,000	--	--	--	68,000
Stock issued for equity draw down agreement (escrow)	70,000,000	70,000	--	--	(70,000)	--	--
Beneficial conversion feature	--	--	67,000	--	--	--	67,000
Net loss	--	--	--	--	--	(2,888,633)	(2,888,633)
Balance at December 31, 2010	182,376,315	$182,376	$9,671,931	$(49,843)	$(70,000)	$(15,848,527)	$(6,114,063)

Stock for cash	10,000,000	$10,000	$115,000	$7,500	$--	$--	$132,500
Stock for services	14,946,666	14,947	464,703	25,000	--	--	504,650
Stock prepaid for services	2,000,000	2,000	20,000	--	--	--	22,000
Stock for accrued payroll	4,151,279	4,151	400,726	--	--	--	404,877
Stock for settlement	21,895,821	21,896	783,624	--	--	--	805,520
Stock for conversion of debt	22,816,988	22,817	181,683	--	--	--	204,500
Stock equity drawdown for TriPod	3,193,012	3,193	11,807	--	--	--	15,000
Convertible note (BCF)	--	--	203,741	--	--	--	203,741
Allowance for stock receivable	--	--	--	17,343	--	--	17,343
Stock held in escrow for debt conversion	8,619,919	8,620	--	564,656	(573,276)	--	--
Return stock for equity draw down agreement (escrow)	(70,000,000)	(70,000)	--	--	70,000	--	--
Net income	--	--	--	--	--	544,581	544,581
Balance at December 31, 2011	200,000,000	$200,000	$11,853,215	$564,656	$(573,276)	$(15,303,946)	$(3,259,351)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED DEC 31, 2011	YEAR ENDED DEC 31, 2010
Operating Activities
Net income (loss)	$544,581	$(2,888,633)
Cash used by operating activities
Allowance for doubtful accounts	79,255	(14,778)
Depreciation and amortization	19,189	129,258
Stock for services	504,650	298,614
Gain on extinguishment of debt	(2,999,115)	--
Allowance for stock receivable	17,343	--
Accretion of convertible notes beneficial conversion feature	225,861	119,948
Loss on disposal of assets	15,020	--
Expenses paid by related party	--	32,260
Deferred financing fees	125,000	--
Fair value of derivative	113,026	--
Changes in assets
Decrease in receivables	88,780	74,253
Decrease in inventories	340,519	109,574
Decrease in prepaid expenses	22,667	45,331
Decrease in other assets	5,535	--
Changes in liabilities
Decrease in deferred revenue	--	(50,777)
Increase in accounts payable and accrued liabilities	658,161	1,374,503
Cash used by operating activities	(239,528)	(770,447)

Investing Activities
	--	--
Cash provided (used) by investing activities	--	--

Financing activities
Proceeds from sale of stock	132,500	501,502
Proceeds from convertible notes	97,500	255,000
Payment of line of credit	--	(2,858)
Payments for loans and capital leases	(505)	(14,177)
Cash provided by financing activities	229,495	739,467

Decrease in cash	(10,033)	(30,980)
Cash at beginning of year	11,404	42,384

Cash at end of year	$1,371	$11,404

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$6,500
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Disposal of fixed assets	$130,852	$--
Stock issued in settlement of debt	$805,820	$--
Debt and interest converted to stock	$204,500	$126,000
Deferred financing fees	$--	$125,000
Accounts payable paid with stock	$404,877	$224,550
Common stock held in escrow	$573,276	$70,000
Issuance of stock prepaid	$22,000	$68,000
Beneficial conversion feature on convertible debt	$203,741	$67,000
Stock receivable allocated to services prepaid	$25,000	$32,500
Assignment of related party debt	$15,000	$--
Accrued interest added to note	$24,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the Securities and Exchange Commission (“SEC”) rules governing a smaller reporting company for both periods of December 31, 2011 and December 31, 2010.

Business Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing, to nuclear power both private and public sectors.

Our business provides a full range of service from design, engineering, installation and maintenance of automation controlled systems and machinery.  We help companies to produce product more efficiently, effectively and measurably through automation maximizing profitability and safety. The Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company has subsidiaries which perform the services; one is located in Arizona named Intecon, Inc. and the other was located in Nevada named Intuitive System Solutions, Inc. Intuitive Systems Solutions, Inc., moved operations to Intecon, Inc. in Arizona as an overhead reduction measure as of third quarter 2010. During the fourth quarter 2011 we commenced plans to reorganize Intecon by reducing overall office space and employment to further mitigate overhead requirements. The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level.

Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This allows the Company’s management to focus on maintaining quality while increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Inventory is stated at the lower cost or market, we use the weighted average cost method and consists of materials for contracted jobs, manufacturing supplies and equipment (small tools which are purchased for specific contracts and the related costs are associated with the contract). We constantly review inventory for obsolescence and write off obsolete items at the time of physical count. As of December 31, 2011, the Company has recognized the allowance of our inventory (see note 5, Inventory).

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

Allowance for Doubtful Accounts

As required by the Receivables Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the year ended December 31, 2011 the Company incurred a net income, resulting in potentially dilutive common shares, whereas, during the year ended December 31, 2010, the Company incurred a net loss, resulting in no potentially dilutive common shares.

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

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes became effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on financial position, results of operations or cash flows, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

In December 2011, the FASB issued  Accounting Standard Update 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012.  The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2011, The FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2013.  Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues were insufficient to fund our operations and our assets pledged to Trafalgar as collateral for our outstanding $3,700,000 (including interest) of indebtedness (Additional information on Trafalgar See Note 11: Legal). As of March 25, 2011, the Company has settled its obligation with Trafalgar; however, we are still unable to fund our current liabilities. Although through the settlement of Trafalgar we recognized a net income of $544,581 for the year ended December 31, 2011, we had reoccurring net operating losses of $(1,774,954) compared to the net operating loss of $(2,306,574) for the year ended December 31, 2010, and a working capital deficiency of $(3,151,939) at December 31, 2011.

Based on the above facts, management determined that there was substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations through acquisition in 2012. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use NAS for financial reporting purposes and other financial projections. However, we can give no assurance that these plans and efforts will be successful.

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
	Year Ended December 31,
	2011	2010
Accounts receivable	$3,252	$318,355
Customer retentions receivables	--	1,645
Less: Allowance for doubtful accounts	--	(12,378)
Total accounts receivable	$3,252	$307,622

In 2011, the Company noted due to its encumbrance with Trafalgar, we had limited ability to service our customers. As a consequence we have been limited to produce further accounts receivables.

NOTE 5: Inventory

We have written off our inventory value in the amount of $317,771 and recognized the write off in our cost of goods sold (see note 11, Operating agreements).

NOTE 6: Property and equipment, net

Property and equipment consists of the following:
	Year Ended December 31,
	2011	2010
Vehicles	$--	$44,169
Computer and office equipment	30,829	114,122
Furniture and fixtures	6,297	6,296
UL Machinery and equipment	--	18,410
Total property and equipment	37,126	182,997
Less: accumulated depreciation	(24,403)	(136,065)
Property and equipment, net	$12,723	$46,932

The Company wrote off the remaining fixed assets from our Arizona subsidiary due to the downturn of our operations and inability to remain current on our warehouse lease (see note 11, Operating agreements). Depreciation expense for the year ended December 31, 2011 was $19,189 and for the year ended December 31, 2010 was $136,065.

NOTE 7: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of December 31, 2011, and December 31, 2010.
	Year Ended December 31,
	2011	2010
South Bay Capital loan at an interest rate 12%	$10,926	$10,926
Trafalgar promissory note	200,000	--
Capital lease, line of credit	28,590	29,095
Loans and capital lease sub total	239,516	40,021
Less: current portion loans and capital leases	(232,407)	(27,367)
Total	$7,109	$12,654

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of December 31, 2011, $10,926 of the debt still remains outstanding with total interest of $42,666.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement on the same date (see Note 11: Legal). The note bears an interest of 12% for 6 months. As of December 31, 2011; we owed $200,000 plus accrued interest in the amount of $10,932.

On January 15, 2009, the Company entered into a fair market value capital lease with Konika Copiers. The lease is over a 60 month period; with present lease payments exceeding 90% of fair market value of the property (see Note 11: Commitments).

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. The capital lease is a five (5) year lease at $481 per month (see Note 11: Commitments).

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of December 31, 2011 was $7,287.

NOTE 8: Related party transactions

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2011; we owed $13,000 plus accrued interest in the amount of $1,300.

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2011; we owed $9,760 plus accrued interest in the amount of $976.

On December 31, 2010, the Company entered into a promissory note with an employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2011; we owed $9,500 plus accrued interest in the amount of $950.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of December 31, 2011; we owed $71,000 plus accrued interest in the amount of $21,961.

On November 5, 2008, the Company entered into agreement promissory note with a director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2011, we owed $79,913 plus accrued interest in the amount of $50,833.

NOTE 9: Convertible notes

During the year ended December 31, 2010, we issued to three individuals convertible notes for $255,000. Two notes bared an interest at the rate of 20% per year and one note bears an interest rate of 40%, and all matured in six (6) months on varying dates starting with March 1, 2011. The notes were convertible into the Company’s common stock at a fixed values based upon the terms of the convertible note agreement. As of December 31, 2011, the Company has converted five and a half notes; noted above, totaling $170,000 in principle and $33,500 in interest of the convertible notes and issued to these three individuals collectively 13,389,679 shares of the Company’s common stock (see Note 13, Stockholders’ deficit). In conjunction with the half note that the Company converted, the remaining half of the note’s principle and interest was renewed and the interest was capitalized into the principle balance as of April 15, 2011, the Company entered into the renewed portion of the note in the amount of $124,000. During the year ended December 31, 2011, we issued to four individuals convertible notes for $112,500. The four notes bear interest at variable rates starting at 6% to 20%, and mature in six (6) months to a (1) year on varying dates starting with October 15, 2011. The notes are convertible into the Company’s common stock at various fixed values based upon the terms of the convertible note agreement. As of December 31, 2011, the Company converted the April 29, 2011, note in convertible draws per the terms of the agreement. The Company and the individual holders of the notes are working towards conversion of notes. Due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  As of December 31, 2011, the Company has recorded an expense of $113,026.

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued as of 12/31/2011
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	124,000	124,000	124,000	35,235
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	15,000	10,000	6,740	607
Convertible note issued on April 18, 2011, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	34,000	36,207	32,963	2,784
Convertible note issued on June 3, 2011, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	32,500	23,534	17,946	1,510
Total	$205,500	$193,741	$181,649	$40,136

As of December 31, 2011, the Company has converted a portion of the convertible noted date April 18, 2011. We have converted $16,000 of the note for shares of the Company’s restricted stock held per the escrow agreement. We have issued stock in the amount of 12,620,321 shares towards the total note value of $50,000, and as of December 31, 2011 the note holds a value of $34,000 plus accrued interest.

NOTE 10: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Derivative liability	$113,026	$113,026
Convertible debt, net of beneficial conversion feature	193,408	193,408
Total	$306,434	$306,434	$--	$--

	Fair value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$220,788	$220,788
Total	$220,788	$220,788	$--	$--

NOTE 11: Commitments

Capital leases

On July 17, 2008, the Company entered into a Capital lease with Dell Computers. The lease is over a 48 month period, with a bargain purchase option at the end of the lease for $1.00, and an interest rate of 5% on any payments over five (5) days late. See table for future payments to the Capital lease:

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

Operating leases

On May 25, 2011, the Company renegotiated the terms of its leasing agreement with the facility located in Tempe, Arizona. Per the terms of the agreement, the cost per square foot was reassessed which reduced our lease payments. Additionally, the landlord forgave our current outstanding balance owed to them for the past nine months totaling $90,000. As of September 30, 2011, the Company owed rent for the facility in the amount of $18,300.  Due to our inability to pay the rent for our warehouse, the lessor took procession of all fixed assets and inventory. The Company will not be able to retrieve these assets and inventory. Therefore we have disposed of the remaining fixed assets for Arizona as of December 31, 2011 and have written off the inventory value to be recognized in our cost of goods sold as of September 30, 2011.

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years. On June 1, 2011, the Company moved office space under the existing agreement and reduced its rental fees to $305 per month on a month-to-month basis.

Total rental expense under the above operating leases for the year ended December 31, 2011 was $48,639 and for the year ended December 31, 2010 was $138,476.

Legal

On March 25, 2011, the Company signed a settlement agreement with Trafalgar whereby the pending litigation between both parties was settled out of court. The terms of the agreement dismissed all litigation against Trafalgar, and settled all debt owed to Trafalgar, the dismissal of all litigation against NAS and its subsidiaries and certain directors as well as the release of all liens and encumbrances on NAS assets in the UCC-1 filings held by Trafalgar. The following is the terms of settlement with Trafalgar: (i) a payment of $300,000 was paid on March 25, 2011 per the terms of the agreement; (ii) an executed promissory note in the principal amount of $200,000 payable within 6 months from the settlement date of March 25, 2011, and accruing interest at the rate of seven percent (7%) simple interest per annum;  (iii) a total of 7,645,821 shares of NAS common stock shares issued to the Trafalgar on April 6, 2011; (iv) NAS provided to Trafalgar a Rule 144 opinion letter in the form acceptable to the both parties, if necessary and/or applicable; and (v) exchanged of mutual unconditional and irrevocable general releases and dismissals of all claims, disputes, liens, encumbrances, defenses between the parties through the settlement agreement date of March 25, 2011. Per the terms of the agreement, the UCC-1 filings against the Company’s assets were lifted in ninety one (91) days after settlement as of June 27, 2011.

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ. As of December 31, 2011, we still have an outstanding balance with Summit Electric and are working towards payment to this vendor.

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

NOTE 12: Income taxes

At December 31, 2011 and 2010, the Company had federal and state net operating loss carry-forwards of approximately $6,390,000 and $7,777,600, respectively, which begin to expire in 2027. The components of net deferred tax assets, including a valuation allowance, are as follows at December 31 (rounded):

	Year Ended December 31,
	2011	2010
Deferred tax asset:
Net operating loss carry forward	$2,236,500	$2,722,200
Stock based compensation	176,600	104,500

	2,413,100	2,826,700
Deferred tax liabilities:
Depreciation and amortization	--	--
Total deferred tax assets	2,413,100	2,826,700
Less: valuation allowance	(2,413,100)	(2,826,700)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $2,413,100 and $2,826,700, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	Year Ended December 31,
	2011	2010

Federal statutory tax rate	35%	35%
State taxes, net of federal benefit	7%	7%
Valuation allowance	(42)%	(42)%
Effective tax rate	0%	0%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued for interest and penalties in the amount of approximately $103,300 and $73,200 for December 31, 2011 and 2010, respectively.

This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, were unable to be made for our payroll accrued for 2011, and 2010 respectively, and past payroll tax IRS audit findings for our subsidiaries.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2011, 2010 and 2009. The federal (including payroll tax returns) and state filing payments have not been made for 2011 and 2010 respectively.  The U.S. federal returns are considered open tax years for years 2006 - 2011. There are currently no corporate tax filings under examination by IRS tax authorities.

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

On March 25, 2011, the Company issued to one individual the sum of 10,000,000 shares of common stock in consideration for cash at a value of $300,000 or $0.03 per share; paid directly to Trafalgar as a part of the Trafalgar settlement agreement (see Note 11, Legal).

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

On March 31, 2011, the Company issued to two individuals the sum of 4,250,000 shares of common stock in consideration for cash valued at $85,000 or $0.02 per share; the Company negotiated a settlement of all outstanding obligations with Border States in the amount of $70,000. Noted that our outstanding balance was $100,000, the Company recognized a gain in extinguishment of the debt in the amount of $30,000. Paid directly to Border States, the cash was used in repayment of Border States agreement and legal fees and settled on April 4, 2011 (see Note 11, Legal).

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

On October 31, 2011, the Company issued to Asher Enterprises the sum of 3,529,412 shares valued at $6,000 or $0.0017 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On December 12, 2011, the Company issued to Asher Enterprises the sum of 9,090, 909 shares valued at $10,000 or $0.0011 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

As noted on the balance sheet for the year ended December 31, 2011, the Company must keep in escrow an amount of shares equal to five times the amount held in convertible notes, based on our convertible note agreements entered in on April 29, 2011 and June 3, 2011 respectively. The stock payable noted on the balance sheet are shares of stock which have yet to be placed into escrow due to our lack of shares as of December 31, 2011. As of December 31, 2011, the Company is required to have 573,275,862 shares of its common stock held in escrow, of which 564,655,943 shares have been recognized as a stock payable.

The Company’s common stock equivalents exceed the common shares available for issuance of approximately 113,026,000.  Therefore, the Company has recognized a derivative liability of $113,026 as of December 31, 2011. In March 2012, the Company has filed a Form DEF 14A to increase the number of authorized shares, however, at the time of this filing, no shareholder approval has been granted.

As noted, the above purchase shares of the Company’s restricted common stock were purchased under a private offering.

Warrants

As of December 31, 2010 the Company granted 150,000 warrants to twenty individuals for 1:1 ratio of common stock at $0.05 per share in connection with the sale of common stock under the Company’s private offering.  Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants have been accounted for as part of the proceeds received from the sale of the common stock.  Nineteen warrants vested over a period of six months and expired in November 2010; one warrant vested over a period of two years and expires in 2012.

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	--
Outstanding at December 31, 2010	150,000	$0.05	1.0	$--
Exercised, Granted, Forfeited or expired	--
Outstanding at December 31, 2011	150,000	$0.05	1.0	$--
Exercisable at December 31, 2011	150,000	$0.05	1.0	$--

NOTE 14: Subsequent events

On January 4, 2012, the Company entered into a promissory note in the amount of $15,000. The note bears an interest rate of 10% and is for 6 months.

On March 23, 2012, the Company filed a form DEF 14A to increase our authorized common stock from 200,000,000 to 1,000,000,000, and increased our authorized preferred stock from zero to 10,000,000. The Company noted no shareholder approval of the form DEF 14A as of April 16, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been improving control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the end of the period covered by this report, the Company has limited controls over financial reporting. Our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported appropriately. The Company has been working towards clearing ineffective financial reporting controls and disclosures to implement proper internal controls over financial reporting.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the fiscal year ended December 31, 2011, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:               OTHER INFORMATION

Our Form 10 General Registration Statement filed with the Securities and Exchange Commission on August 7, 2009 went effective 60 days following that date, on October 6, 2009, and cleared all comments, in their limited review on March 8, 2010.

Our Form DEF 14A filed with the Securities and Exchange Commission on March 23, 2012 will be effective upon shareholder approval.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position
Robert H. O’Connor	67	Director of National Automation Services, Inc. (“NAS”)

Robert W. Chance	55	Director, President and Chief Executive Officer of NAS

Manuel Ruiz	47	Director and Secretary of NAS

Jody R. Hanley	50	Director of NAS

David Marlow	48	Vice President of NAS

Jeremy W. Briggs	36	Vice President, Principal Financial Officer NAS

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

David Marlow has served as our Vice President since December 31, 2007, when we acquired Intecon, Inc. Mr. Marlow’s background is in sales and marketing of industrial process equipment and controls.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common stock on Forms 3, 4 and 5 with the SEC. Based on our review of the copies of such forms that we have received and written representations from certain reporting persons we believe that all our executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements.

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

ITEM 11:                      EXECUTIVE COMPENSATION

The following table sets forth all compensation earned during the fiscal years ended December 31, 2011, 2010 and 2009, by (i) our Chief Executive Officer (principal executive officer), (ii) our Principal Financial Officer, (iii) our Vice President, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $60,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Name & Principal Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Chance,	2011	78,000	0	0	0	0	0	78,000
	2010	76,000	0	0	0	0	0	76,000
PEO Chief Executive Officer	2009	76,000	0	8,000	0	0	0	84,000
David Marlow,	2011	78,000	0	40,000	0	0	0	118,000
	2010	76,000	0	0	0	0	0	76,000
Vice President	2009	76,000	0	8,000	0	0	0	84,000
Jeremy W. Briggs,	2011	75,000	0	58,000	0	0	0	133,000
	2010	61,600	0	0	0	0	0	61,600
Principal Financial Officer	2009	61,600	0	51,600	0	0	0	113,200
Jody R. Hanley,	2011	0	0	0	0	0	0	0
	2010	76,000	0	0	0	0	0	84,000
Director of NAS	2009	76,000	0	8,000	0	0	0	84,000
Manual Ruiz,	2011	0	0	0	0	0	0	0
	2010	76,000	0	0	0	0	0	84,000
Secretary of NAS	2009	76,000	0	8,000	0	0	0	84,000

(1)
In 2011 we issued to these individual 1,750,000 shares of our common stock based upon their employment agreements, (see Item 13 Certain Relationships and Related Transactions, and Director Independence – Compensation).

(2)
In 2009 we imposed a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management the dollar value represents base salary (cash and non-cash) earned. The Company noted that out of the total salary compensation earned in 2011, totaling $231,000, the executive officers were paid in the amount of $87,000. The remaining balance was added to the accrual of salary in the Company’s liabilities.

Employment Contracts

Employment Agreements with Named Executive Officers

Robert Chance. Effective October 12, 2007, our ISS subsidiary entered into an employment agreement, as amended, with Robert Chance under which he agreed to devote his full working time to the discharge of his duties, such duties to be those which ISS may from time to time assign to him.  Pursuant to the agreement, we agreed to pay Mr. Chance a salary at the rate of $104,000 per year and to provide him with such supplemental benefits as we may from time to time provide to our full-time employees in similar positions as Mr. Chance (see employment agreement as exhibited).

David Marlow.  On December 26, 2007, we entered into an employment agreement with Mr. Marlow, On December 30, 2010, we amended our employment agreement with David Marlow retaining him at his current salary of $104,000 and awarding him 1,000,000 shares of common stock as a retention bonus (see employment agreement as exhibited).

Jeremy Briggs.  On July 28, 2008, we entered into an employment agreement with Jeremy Briggs, as amended January 1, 2009, under which he agreed to devote his full working time as a Vice President and our Chief Accounting Officer.  Pursuant to the agreement, we agreed to pay Mr. Briggs a salary at the rate of $85,000 per year, to issue to him 250,000 shares of common stock which we valued at $32,500, and to provide him with such supplemental benefits as we may from time to time prove to our full-time employees in similar positions as Mr. Briggs.  On January 17, 2011, we amended our employment agreement with Jeremy Briggs increasing his current salary of $85,000 to $100,000 and awarding him 750,000 shares of common stock as a retention bonus (see employment agreement as exhibited).

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

ITEM 12:                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information as of April 16, 2012, with respect to any person (including any “group” as that term is used in Section 13(d) (3) of the Exchange Act who is known to us to be the beneficial owner of more than five percent of our common stock, being our only class of voting securities, under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Randy Janey St. Katelijnevest 61,Bus 1-2 2000 Antwerpen, Belgium	11,225,000	5.61%
Common Stock	Cynthia Willis 10301 Cutters Lane, Potomac MD 20854	10,000,000	5.00%
Common Stock	Trafalgar Capital, SARL c/o Carl F. Schoeppl, Esq. Schoeppl & Burke, P.A. 4651 North Federal Highway Boca Raton, Florida 33431	9,795,821	5.00%
Common Stock	Asher Enterprises, Inc 1 Linden Pl. Suite 207 Great Neck, NY 11021	12,620,321	6.31%

(1)
Applicable percentage ownership is based on 200,000,000shares of our common stock outstanding as of April 16, 2012, as provided by our Transfer Agent, which systematically makes such calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Ownership of Management

The following table sets forth certain information as of April 16, 2012 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares.
Title of Class	Name of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)	Percent of Class (2)
Common Stock	Robert W. Chance(3)	4,324,872	2.16%
Common Stock	Jody R. Hanley(3)	10,143,333	5.07%
Common Stock	Manuel Ruiz(3)	10,143,333	5.07%
Common Stock	Robert H. O’Connor(4)	5,192,978	2.59%
Common Stock	David Marlow	3,060,000	1.53%
Common Stock	Jeremy Briggs(5)	1,513,654	0.76%
Common Stock	All Executive Officers and
	Directors as a Group (6 persons)	34,378,170	17.18%

(1)
Each person named is an executive officer or a director. Except as otherwise indicated, the address of each beneficial owner is c/o National Automation Services, Inc., P.O. Box 531744 Henderson NV 89053.

(2)
Applicable percentage ownership is based on 200,000,000 shares of our common stock outstanding as of April 16, 2012, as provided by our Transfer Agent, which systematically makes the calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

Transaction with related persons

Described below are certain transactions and currently proposed transactions, from January 1, 2009, the beginning of our last two fiscal years, between us and our named executive officers, our directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including immediate family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $17,905 (being the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years), other than compensation arrangements that are otherwise described under “Executive Compensation.”

Borrowings:

As of December 31, 2011, we owed Mr. O’Connor $71,000 plus $22,961 in accrued interest.

As of December 31, 2011, we owed Mr. Hanley $79,913 plus $50,833 in accrued interest.

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2011; we owed $13,000 plus accrued interest in the amount of $1,300.

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2011; we owed $9,760 plus accrued interest in the amount of $976.

On December 31, 2010, the Company entered into a promissory note with an employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2011; we owed $9,500 plus accrued interest in the amount of $950.
Compensation, Etc.

We also have issued to our named executive officers common stock as compensation in addition to the amounts of salary set forth in their respective employment agreements, as follows:

To Jeremy Briggs:  On March 28, 2011, we issued 750,000 shares for employment retention.

To David Marlow:  On March 28, 2011, we issued 1,000,000 shares for employment retention

In March 2011, we issued common stock to our named executive officers in lieu of salary as part of our temporary salary reduction program implemented to save cash, valuing the shares at $0.10 each, as follows:

Jeremy Briggs:	137,500 shares
David Marlow:	390,000 shares
Jody Hanley:	580,000 shares
Manuel Ruiz:	580,000 shares

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

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of its annual financial statements and reviews of the financial statements included in the Company's Forms 10-Q’s for fiscal year 2011 and 10-K’s for fiscal 2011 and 2010 were approximately $55,000 and  $93,000, respectively.

Other Fees

For 2011 and 2010, we incurred no other fees to Lynda R. Keeton, CPA, LLC, Certified Public Accountants, for products and services other than the services reported above.

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

10.9	Security Agreement dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.10	Revolving Note issued December 18, 2008 by National Automation Services, Inc., Intecon, Inc. and Intuitive System Solutions, Inc. to Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.11	Guaranty dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.12	Personal Guaranty dated December 18, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.13	Employment Agreement of Robert Chance.(1)

10.14	Employment Agreement of Manuel Ruiz.(1)

10.15	Employment Agreement of Jody Hanley.(1)

10.16	Employment Agreement of Brandon Spiker.(1)

10.17	Employment Agreement of David Marlow.(1)

10.18	Operating Lease Agreement dated January 1, 2008 with Jody Hanley.(1)

10.19	Nevada lease agreements.(1)

10.20	Arizona lease agreements (1)

10.21	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Jody Hanley.(1)

10.22	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Robert O’Connor.(1)

10.23	Lock Up Letter Agreement between T-Beck Capital, Inc. and Robert Chance, Jody Hanley and Manuel Ruiz, dated August 9, 2007.(3)

10.24	Summary of February 2008 Oral Loan Agreement with Robert Chance.(2)

10.25	Summary of July 25, 2008 Oral Loan Agreement with South Bay Capital, Inc. (2)

10.26	Termination Agreement with Control Engineering, Inc., dated September 18, 2009.(2)

10.27	Investment Banking Agreement with T-Beck Capital, dated October 2, 2007.(2)

10.28	Consulting Agreement with Draco Financial LLC, dated April 18, 2008.(2)

10.29	Consulting Agreement with Viard Consulting Services, dated July 16, 2008.(2)

10.30	Consulting Agreement with Gianpiero Balestrieri, dated July 16, 2008.(2)

10.31	Employment Agreement with Jeremy Briggs, dated July 28, 2008.(4)

10.32	Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(4)

10.33	Amendment, dated March 1, 2010, to Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(5)

10.34	Consulting agreement dated May 29, 2009 by and between National Automation Services, Inc. and Keros Capital (7)

10.35	Promissory note dated September 11, 2009 by and between National Automation Services, Inc. and Brandon Spiker (7)

10.36	Consulting agreement dated October 16, 2009 by and between National Automation Services, Inc. and Selective Consulting (7)

10.37	Convertible note dated November 9, 2009 by and between National Automation Services, Inc. and Joan Dougherty (7)

10.38	Convertible note dated November 10, 2009 by and between National Automation Services, Inc. and Eugene Ingles III (7)

10.39	Convertible note dated December 15, 2009 by and between National Automation Services, Inc. and Mark Ingles (7)

10.40	Convertible note dated December 22, 2009 by and between National Automation Services, Inc. and Eugene Ingles IV (7)

10.41	Consulting agreement dated January 27, 2010 by and between National Automation Services, Inc. and Quality Stocks (7)

10.42	Consulting agreement dated February 1, 2010 by and between National Automation Services, Inc. and Harbour Capital (7)

10.43	Securities Purchase Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.44	Registration Rights Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.45	Convertible note dated September 1, 2010 by and between National Automation Services, Inc. and Steven Seeley (9)

10.46	Convertible note dated September 21, 2010 by and between National Automation Services, Inc. and Michael Hayak (9)

10.47a	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.47b	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.48	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and David Marlow (9)

10.49	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and James Jesse (9)

10.50	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and Brandon Spiker (9)

10.51	Consulting agreement dated September 21, 2010 by and between National Automation Services, Inc. and Quality Stocks (9)

10.52	Consulting agreement dated April 10, 2010 by and between National Automation Services, Inc. and Lord & Benoit (9)

10.53	Consulting agreement dated September 24, 2010 by and between National Automation Services, Inc. and Tribe Communication (Robert Sullivan) (9)

10.54	Promissory note dated March 21, 2011 by and between National Automation Services, Inc. and Trafalgar Capital (disclosed as exhibit I in the settlement agreement filed in 8K on March 29, 2011) (9)

10.55	Consulting agreement dated March 3, 2011 by and between National Automation Services, Inc. and Lighthouse Capital (9)

10.56	Addendum, dated January 17, 2011, to Jeremy Briggs Employment Agreement(9)

10.57	Addendum, dated January 17, 2011, to Brandon Spiker Employment Agreement(9)

10.58	Addendum, dated December 30, 2010, to David Marlow Employment Agreement(9)

10.59	Settlement agreement dated March 25, 2011 by and between National Automation Services, Inc. and Trafalgar Capital in conjunction with litigation between both parties (8)

10.60	Finder’s Fee agreement dated March 15, 2011 by and between National Automation Services, Inc. and Newport Coast Securities (9)

10.61	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan. (*)

10.62	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan. (*)

10.63	Convertible note dated April 18, 2011 by and between National Automation Services, Inc. and Asher Enterprises. (*)

10.64	Convertible note dated June 2, 2011 by and between National Automation Services, Inc. and Asher Enterprises. (*)

10.65	Service agreement dated November 28, 2011 by and between National Automation Services, Inc. and Newport Coast Securities. (*)

10.66	Service agreement dated April 14, 2011 by and between National Automation Services, Inc. and Versant Funding LLC. (*)

10.67	Securities and collateral agreement dated April 29, 2011 by and between National Automation Services, Inc. and TriPod Group LLC. (*)

10.68	Service agreement dated June 30, 2011 by and between National Automation Services, Inc. and Tribe Communications, Inc. (Robert Sullivan)(*)

10.69	Service agreement dated September 1, 2011 by and between National Automation Services, Inc. and National Financial Communications Corporation. (*)

10.70	Service agreement dated April 26, 2011 by and between National Automation Services, Inc. and Mass Media 77. (*)

14.1	Code of Ethics (NAS Company code of conduct) (9)

21.1	Subsidiaries (9)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

99.1	Disclosure Policy(1)
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
Filed as exhibits on audited form 10-K on April 14, 2011(9)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.
(Registrant)

Date: April 16, 2012

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: V.P. and Principal Financial Officer