Form 10-Q
period 2012-03-31
National Automation Services Inc
filed 2012-05-17
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 17, 2012
Common Stock, $.001 par value	213,695,652

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	MAR 31, 2012	DEC 31, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$21,021	$1,371
Accounts receivable	--	3,252
Prepaid fees	310	22,000
Total current assets	21,331	26,623
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $26,770 and $24,403	10,356	12,723
TOTAL ASSETS	$31,687	$39,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$932,601	$945,417
Accrued liabilities	1,719,123	1,624,157
Current portion of loans, capital leases and line of credit	249,948	232,407
Convertible debt, net of beneficial conversion feature of $20,387 and $12,092	235,613	193,408
Related party payable	183,173	183,173
Total current liabilities	3,320,458	3,178,562
Loans and capital leases	4,568	7,109
Derivative liability	--	113,026
Total liabilities	3,325,026	3,298,697
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(186,110)	(573,276)
Common stock $0.001 par value, 1,000,000,000 authorized, 200,000,000 issued and outstanding, respectively	200,000	200,000
Additional paid in capital	11,874,959	11,853,215
Stock payable	196,769	564,656
Accumulated deficit	(15,378,957)	(15,303,946)
Total stockholders’ deficit	(3,293,339)	(3,259,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,687	$39,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2012	THREE MONTHS ENDED MAR 31, 2011
REVENUE	$--	$220,546
COST OF REVENUE	--	139,263
GROSS PROFIT	--	81,283

OPERATING EXPENSES
Selling, general and administrative expenses	71,995	348,559
Consulting fees	--	25,666
Professional fees and related expenses	61,603	231,660
TOTAL OPERATING EXPENSES	133,598	605,885

OPERATING LOSS	(133,598)	(524,602)

OTHER EXPENSE, non-operating
Other expense	--	7,343
Interest expense, net	54,439	142,736
TOTAL OTHER EXPENSE, non-operating	54,439	150,079

OTHER INCOME - nonrecurring
Fair value of derivative liability	(113,026)	--
Gain on debt extinguishment and accounts payable	--	(2,911,820)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(75,011)	2,237,139

PROVISION FOR INCOME TAXES	--	--

NET (LOSS) INCOME	$(75,011)	$2,237,139

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$0.02

DILUTED INCOME PER SHARE	$--	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	198,712,404	114,552,315

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	--	119,802,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	THREE MONTHS ENDED MAR 31, 2012	THREE MONTHS ENDED MAR 31, 2011
Operating Activities
Net (loss) income	$(75,011)	$2,237,139
Cash used by operating activities
Allowance for doubtful accounts	--	6,927
Depreciation and amortization	2,367	6,346
Stock for services	3,520	134,900
Gain on extinguishment of debt	--	(2,911,820)
Decrease for stock receivable	--	7,343
Accretion of convertible notes beneficial conversion feature	16,705	32,289
Expenses paid by related party	15,000	--
Deferred financing fees	--	125,000
Fair value of derivative	(113,026)	--
Changes in assets
Decrease (increase) in receivables	3,252	(15,125)
Decrease in inventories	--	23,673
Decrease in prepaid expenses	21,690	48,333
Decrease in other assets	--	2,475
Changes in liabilities
Increase in accounts payable and accrued liabilities	82,153	223,591
Cash used by operating activities	(43,350)	(78,929)

Investing Activities
	--	--
Cash used by investing activities	--	--

Financing Activities
Proceeds from sale of stock	--	75,000
Proceeds from convertible notes	40,000	--
Proceeds from note payable	15,000	--
Stock payable	8,000	7,500
Payments for loans and capital leases	--	(1,320)
Cash provided by financing activities	63,000	81,180

Increase in cash	19,650	2,251
Cash at beginning of the three months	1,371	11,404

Cash at end of the three months	$21,021	$13,655

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued in settlement of debt	$--	$805,520
Stock issued for accrued salaries	$--	$435,878
Change stock held in escrow	$387,166	$70,000
Issuance of stock prepaid	$--	$154,000
Beneficial conversion feature on convertible debt	$25,000	$--
Stock receivable	$--	$31,000
Stock for conversion of debt	$4,500	$--
Convertible note for expenses paid by related party	$15,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (referred to herein as “NAS” or the “Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for the three months ended March 31, 2012 and March 31, 2011, respectively.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s annual Report on Form 10-K filed with the SEC on April 15, 2012, from which the balance sheet information as of December 31, 2011 was derived.

Business Overview

NAS is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing, to nuclear power both private and public sectors.

Our business provides a full range of service from design, engineering, installation and maintenance of automation controlled systems and machinery.  We help companies to produce product more efficiently, effectively, and measurably through automation maximizing profitability and safety. The Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company has subsidiaries which perform the services; one is located in Arizona named Intecon, Inc. and the other is located in Nevada named Intuitive System Solutions, Inc. The Company’s subsidiaries in Nevada and Arizona are currently dormant with no production.

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

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

We have determined that the conversion features of our debt instruments are not derivative instruments because they are conventional convertible debt. Additionally, our common stock equivalents are no longer a derivative as we have increased our authorized shares.

Earnings (loss) per share basic and diluted

Earnings per share is calculated in accordance with the Earnings per Share Topic of the Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC"). The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding.

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the three months ended March 31, 2012, the Company incurred a net income, resulting in potentially dilutive common shares, whereas, during the three months ending March 31, 2012, the Company incurred a net loss.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (for additional information see Note 8: Fair value).

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

Issued

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues were insufficient to fund our operations.  We had reoccurring net operating losses of $(133,598) for the three months ended March 31, 2012, compared to the net operating loss of $(524,602) for the three months ended March 31, 2011, and a working capital deficiency of $(3,299,127) at March 31, 2012.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations through acquisition in 2012. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use the Company for financial reporting purposes and other financial projections. However, we can give no assurance that our business plan will be successful.

NOTE 4: Property and equipment, net

Property and equipment consists of the following:
	Three Months Ended March 31,	Year Ending December 31,
	2012	2011
Vehicles	$--	$--
Computer and office equipment	30,829	30,829
Furniture and fixtures	6,297	6,297
UL Machinery and equipment	--	--
Total property and equipment	37,126	37,126
Less: accumulated depreciation	(26,770)	(24,403)
Property and equipment, net	$10,356	$12,723

Depreciation expense for the three months ended March 31, 2012, was $2,367 and for the year ended December 31, 2011, was $19,189.

NOTE 5: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of March 31, 2012, and December 31, 2011.
	Three Months Ended March 31, 2012	Year Ending December 31, 2011
South Bay Capital loan at an interest rate 12%	$10,925	$10,925
Trafalgar promissory note	200,000	200,000
Capital lease, line of credit	28,591	28,591
Krochak promissory note	15,000	--
Loans and capital lease sub total	254,516	239,516
Less: current portion loans and capital leases	(249,948)	(232,407)
Total	$4,568	$7,109

On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  As of March 31, 2012, we owed $15,000 plus accrued interest in the amount of $263.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement. The note bears an interest of 7% annum, and is now due on demand. As of March 31, 2012, we owed $200,000 plus accrued interest in the amount of $14,432.

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008, the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,925, and was applied retrospectively to the note as of January 1, 2009.   As of March 31, 2012, $10,925 of the debt still remains outstanding with total interest of $43,335, and the note is due on demand.

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

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of March 31, 2012 was $7,287.

NOTE 6: Related party transactions

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of March 31, 2012, we owed $13,000 plus accrued interest in the amount of $1,625, and the note is due on demand.

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of March 31, 2012, we owed $9,760 plus accrued interest in the amount of $1,220, and the note is due on demand.

On December 31, 2010, the Company entered into a promissory note with an employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of March 31, 2012, we owed $9,500 plus accrued interest in the amount of $1,188, and the note is due on demand.

On April 1, 2009, we modified the verbal loan agreement entered into on June 30, 2008 with a director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of March 31, 2012, we owed $71,000 plus accrued interest in the amount of $23,736, and the note is due on demand.

On November 5, 2008, the Company entered into agreement promissory note with a director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009, the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of March 31, 2012, we owed $79,913 plus accrued interest in the amount of $52,831, and the note is due on demand.

NOTE 7: Convertible notes

During the three months ended March 31, 2012, we issued to two individuals convertible debenture notes in the total amount of $55,000. One note bears interest at the rate of 20% per year and the second note bears an interest rate of 8% for nine months; one note mature in six (6) months starting September 14, 2012, and one note mature in nine (9) months on October 4, 2012.  As of March 31, 2012, all four (4) notes issued in fiscal year 2011 have matured; both the investors and the Company are working towards conversion of these notes. The notes are convertible into the Company’s common stock at a various values. The following table represents the Beneficial Conversion Feature (“BCF”) on the various notes:

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued as of March 31, 2012
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at fixed rate of $0.02 per share	124,000	124,000	124,000	47,567
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	15,000	10,000	9,233	831
Convertible note issued on April 18, 2011, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	29,500	36,207	36,207	3,255
Convertible note issued on June 3, 2011, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	32,500	23,534	23,534	2,158
Convertible note issued on January 4, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	15,000	15,000	4,456	270
Convertible note issued on March 14, 2012, at a 10% interest rate for six months, convertible to shares of stock at a fixed rate of $0.004 per share	40,000	10,000	924	92
Total	$256,000	$218,741	$198,354	$54,173

As of March 31, 2012, the Company has converted a portion of the convertible noted date April 18, 2011. We have converted $20,500 of the note for shares of the Company’s restricted stock held per the escrow agreement. We have issued stock in the amount of 20,378,942 shares towards the total note value of $50,000, and as of March 31, 2012, the note holds a value of $29,500 plus accrued interest.

On January 4, 2012, the Company entered into a convertible note agreement in the amount of $15,000, with an interest rate of 8% for a nine month period. The funds from the note were sent directly to the Company’s counsel to initiate the submission of our DEF 14A in order to increase our authorized shares of common stock (see Note 10: Stockholder’s deficit).

For the year ended December 31, 2011, due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  As a result, as of December 31, 2011, the Company recorded an expense of $113,026.  As of March 31, 2012 the Company reversed the derivative due to the increase in common stock shares there by relieving the need of derivative liability expense.

NOTE 8: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	235,613	235,613
Total	$235,613	$235,613	$--	$--

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$193,408	$193,408
Total	$193,408	$193,408	$--	$--

NOTE 9: Commitments

Operating leases

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years. On June 1, 2011, the Company moved office space under the existing agreement and reduced its rental fees to $305 per month on a month-to-month basis.  Total rental expense under the above operating leases for the three month ended March 31, 2012, was $930.

Legal

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of March 31, 2012, the Company still has an outstanding balance with Summit Electric and are working towards payment to this vendor.

NOTE 10: Stockholders’ deficit

Increased in authorized

On March 23, 2012, the Company filed a form DEF 14A whereby, the authorized common stock of the Company was increased to 1,000,000,000 shares with a par value of $0.001 per share. As of April 27, 2012, per our 8-K, form DEF 14A was approved by majority shareholder vote.

Preferred Stock

Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

Common Stock

On January 5, 2012, the Company issued to Asher Enterprises the sum of 7,758,621 shares valued at $4,500 or $0.00058 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On March 8, 2012, the Company had a stock payable in the amount of $3,520 in consideration for services rendered per our service agreement entered into on March 8, 2012.

On March 8, 2012, the Company had a stock payable in the amount of $8,000 in consideration for cash from investment on the same date, as we had no additional shares to issue and we were waiting for our increase to be approved.

Warrants

As of December 31, 2010, the Company granted 150,000 warrants to twenty individuals for 1:1 ratio of common stock at $0.05 per share in connection with the sale of common stock under the Company’s private offering.  Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants have been accounted for as part of the proceeds received from the sale of the common stock.  Nineteen warrants vested over a period of six months and expired in November 2010; one warrant vested over a period of two years and expired in February 2012.

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	150,000
Exercised, granted, forfeited or expired	(150,000)	$0.05	1.0
Outstanding at March 31, 2012	--	$--	--	$--
Exercisable at March 31, 2012	--	$--	--	$--

NOTE 11: Subsequent events

On April 30, 2012, the Company issued to Asher Enterprises the sum of 4,347,826 shares valued at $10,000 or $0.0023 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On May 7, 2012, the Company issued to Asher Enterprises the sum of 4,347,826 shares valued at $10,000 or $0.0023 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On May 9, 2012, the Company issued to Asher Enterprises the sum of 5,000,000 shares valued at $11,500 or $0.0023 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At May 17, 2012, our cash on hand was approximately $5,000, and our operating revenues are insufficient to fund our operations.  Consequently, our review March 31, 2012, financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

Critical Accounting Policies

Use of Estimates

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

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

In all cases, revenue is recognized as earned by the Company. Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting. For the three months ended March 31, 2012, the Company has no revenues due to the closing of its subsidiaries during 2011, this policy will be reapplied once operations recommence.

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

Shares issued to employees are expensed upon issuance.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Summary of Consolidated Results of Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	%Change

Revenue	$--	$220,546	(100	) %
Cost of revenue	--	139,263	(100	) %
Gross profit	--	81,283	(100	) %

Operating expenses:
Selling, general and administrative expenses	71,995	348,559	(79	) %
Consulting fees	--	25,666	(100	) %
Professional fees and related expenses	61,603	231,660	(73	) %

Operating loss	(133,598)	(524,602)	75%

Other expense	--	7,343	100%
Interest expense, net	54,439	142,736	(62	) %
Fair value of derivative liability	(113,026)		(100	) %
Gain on debt extinguishment	--	(2,911,820)	100%

Net (loss) income	$(75,011)	$2,237,139	(103	) %

Operating Loss; Net Income (loss)

Our decrease in revenue of $(220,546) or (100)%, compared to the three months ended in the prior year is a result of the closing of our current subsidiaries, also our cost of revenue of $(139,263) or (100)% over the prior year due to the decrease in our production and labor costs. Our operating loss decreased by $(391,004), or (75)%, to $(133,598) and our net loss decreased by $(2,312,150) or (103)%, to $(75,011).

Revenue: Our consolidated for the three months ended March 31, 2012, revenue decreased by $(220,546), or (100)%, to $0 compared to $220,546 for the three months ended March 31, 2011, due to loss of business, which is attributable to closing our subsidiaries.  We expect to increase revenue through our acquisition strategy, whereby we can increase our regional footprint and thus provide additional local service related contracts.

Cost of Revenues; Gross Profit:  Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  For the three months ended March 31, 2012, cost of revenue decreased by $(139,263) or (100)%, to $0, due to the decrease in our consolidated revenues result of the closing of our current subsidiaries, and decrease in our production and labor costs.  Our March 31, 2012, consolidated gross profit decreased by $(81,283), or (100)%, to $0, due to the closing of existing subsidiaries.

Operating Expenses: Our consolidated operating expenses for the three months ended, March 31, 2012, decreased by $(472,287), or (78)%, to $133,598, which resulted in an operating loss of $(133,598); compared to three months ended, March 31, 2011, operating expenses of $605,885, and an operating loss of $(524,602).  The decrease in our operating loss is primary due to the following factors:  the $(276,564) decrease in our selling, general and administrative expense with the reduction of staff, the $(170,057) decrease in our professional fees due to the reduced amount of our legal and other professional fees.

Selling, General and Administrative Expenses:  Consolidated selling, general and administrative expenses decreased by $(276,564), or (79)%, to $71,995 for the three months ended March 31, 2012, primarily due to the reduction of staff which provided the Company a cost savings of $235,802.

Consulting fees:  Our consulting fees, which are attributable to investor relations services, decreased by $(25,666) or (100)%, to $0 for the three months ended March 31, 2012.

Professional Fees and Related Expenses:  Our professional fees represent costs for our legal and accounting fees and expenses, corporate operations and acquisitions advisory services. We had a decrease in these expenses by $(170,057) or (73)% to 61,603, which is primarily due to reduction in our legal services.

Interest Expense, Net:  Interest expense, net decreased by $(88,297), or (62)%, to $54,439, and is primarily attributable to the interest expense on our convertible notes. The decrease for the three months ended March 31, 2012, is primarily due to our reduction of note obligations.

Fair value of derivative liability:  For the year ended December 31, 2011, due to insufficient authorized but unissued shares of common stock to meet the required amount of shares under convertible instruments, the Company had accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  As of March 31, 2012, the Company reversed the derivative due to the increase in common stock shares thereby relieving the need of the derivative liability expense.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  For the three months ended March 31, 2012, our accounts receivable were $0, a decrease of $3,252, or 100%, due to a decrease in invoiced revenue and closing of our remaining facilities in Arizona.

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

We feel this new focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of the Company.

Summary of Consolidated Cash Flow for the three months ended March 31, 2012 and 2011(rounded)

Our total cash increased approximately by $7,300, or 53%, to approximately $21,000 for the three months ended March 31, 2012, compared to approximately $13,700 for the three months ended March 31, 2011. Our consolidated cash flows for the three months ended March 31, 2012, and 2011 were as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net cash (used) by operating activities	$(43,400)	$(78,900)
Net cash (used) by investing activities	$--	$--
Net cash provided by financing activities	$63,000	$81,200

Operating Activities: Our total cash used by operating activities decreased by $35,500, or (45)%, to $(43,400) for the three months ended March 31, 2012, compared to $(78,900) for the three months ended March 31, 2011.  The changes are due to the reduction our net income and cash used in operations is a result of an increase in our accrued liabilities for interest and payroll.

Investing Activities: We had no investing activities for the three months ended March 31, 2012 and the three months ended March 31, 2011, respectively.

Financing Activities: Our total cash provided by financing activities decreased by $18,200, or (22)%, to $63,000 for the period three months ended March 31, 2012, compared to $81,200 for the three months ended March 31, 2011. The decrease is due in part to our limited funding through our sale of restricted stock offset by increase in proceeds from convertible notes payable. Although there was an offset of convertible notes, the Company did have a reduction of convertible note liability as a direct result of converting the debt to stock.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the end of the period covered by this report, the Company has ineffective controls over financial reporting. Our control activities in financial closing procedures were ineffective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized, and reported appropriately. The Company has been working towards clearing ineffective financial reporting controls and disclosures to implement proper internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions of our financial statements;
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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the three months ended March 31, 2012, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of March 31, 2012, the Company still has an outstanding balance with Summit Electric and are working towards payment to this vendor.

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

On January 5, 2012, the Company issued to Asher Enterprises the sum of 7,758,621 shares valued at $4,500 or $0.00058 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

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

Item 4.  Mine Safety Disclosures

None

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

Date: May 17, 2012

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: V.P. / Principal Financial Officer