Form 10-Q
period 2012-06-30
National Automation Services Inc
filed 2012-08-20
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2012

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2012
Common Stock, $.001 par value	287,883,216

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2012	DEC 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$763	$1,371
Accounts receivable	--	3,252
Prepaid fees	--	22,000
Total current assets	763	26,623
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $28,233 and $24,403	8,893	12,723
Other assets	1,655	--
TOTAL ASSETS	$11,311	$39,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$870,569	$945,417
Accrued liabilities	1,765,120	1,624,157
Current portion of loans, capital leases and line of credit	251,274	232,407
Convertible debt, net of beneficial conversion feature of $43,264 and $12,092	193,236	193,408
Related party payable	183,173	183,173
Total current liabilities	3,263,372	3,178,562
Loans and capital leases	3,242	7,109
Derivative liability	--	113,026
Total liabilities	3,266,614	3,298,697
STOCKHOLDERS’ DEFICIT
Stock held in escrow	(526,058)	(573,276)
Common stock $0.001 par value, 1,000,000,000 authorized, 277,883,216, net of escrow shares and 191,380,081, net of escrow shares issued and outstanding, respectively	803,941	200,000
Additional paid in capital	11,945,643	11,853,215
Stock payable	--	564,656
Accumulated deficit	(15,478,829)	(15,303,946)
Total stockholders’ deficit	(3,255,303)	(3,259,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,311	$39,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED JUNE 30, 2012	THREE MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2012	SIX MONTHS ENDED JUNE 30, 2011
REVENUE	$--	$68,804	$--	$289,350
COST OF REVENUE	--	108,996	--	248,259
GROSS PROFIT (LOSS)	--	(40,192)	--	41,091

OPERATING EXPENSES
Selling, general and administrative expenses	69,659	179,925	141,654	528,484
Consulting fees	--	9,500	--	35,166
Professional fees and related expenses	26,615	247,126	88,218	478,786
Gain on settlement of accounts payable	(51,273)	(89,477)	(51,273)	(120,270)
TOTAL OPERATING EXPENSES	45,001	347,074	178,599	922,166

OPERATING LOSS	(45,001)	(387,266)	(178,599)	(881,075)

OTHER EXPENSE, non-operating
Other expense	--	--	--	7,343
Interest expense, net	54,871	118,112	109,310	260,848
Fair value of derivative liability	--	--	(113,026)	--
TOTAL OTHER (INCOME )EXPENSE, non- operating	54,871	118,112	(3,716)	268,191

OTHER INCOME - nonrecurring
Gain on debt extinguishment	--	--	--	(2,881,027)
	--	--	--	(2,881,027)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(99,872)	(505,378)	(174,883)	1,731,761

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS) INCOME	$(99,872)	$(505,378)	$(174,883)	$1,731,761

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

DILUTED (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	229,963,376	158,335,851	214,337,890	136,565,032

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	229,963,376	158,335,851	214,337,890	147,362,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED JUNE 30, 2012	SIX MONTHS ENDED JUNE 30, 2011

Operating Activities
Net (loss) income	$(174,883)	$1,731,761
Cash used by operating activities
Allowance for doubtful accounts	--	(27,409)
Depreciation	3,830	12,694
Stock for services	--	232,900
Gain on extinguishment of accounts payable	51,273	(3,001,297)
Accretion of convertible notes beneficial conversion feature	35,149	107,146
Decrease in deferred financing fees	--	125,000
Decrease in stock receivable	--	7,343
Fair value of derivative	(113,026)	--
Expenses paid by related parties	15,000	--
Changes in assets
Decrease in receivables	3,252	199,787
Decrease in inventories	--	14,714
Decrease in prepaid expenses	22,000	132,245
Increase in other assets	(1,655)	(6,110)
Changes in liabilities
Increase in deferred revenue	--	18,746
Increase in accounts payable and accrued liabilities	18,145	233,188
Cash used by operating activities	(140,915)	(219,292)

Investing Activities
Cash used by investing activities	--	--
	--	--

Financing Activities
Proceeds from sale of stock, net of offering costs	37,807	132,500
Proceeds from convertible notes	87,500	97,500
Proceeds from loans	15,000	--
Payments for loans and capital leases	--	(2,720)
Cash provided by financing activities	140,307	227,280

(Decrease) increase in cash	(608)	7,988
Cash at beginning of year	1,371	11,404

Cash at end of period	$763	$19,392

Supplemental Cash Flows
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$--	$805,520
Issuance of stock for prepaid asset	$--	$164,500
Debt converted to stock	$--	$155,000
Stock issued for accrued expenses	$--	$435,878
Stock in escrow	$47,218	$(50,125)
Stock receivable	$--	$28,576
Disposal of fixed asset	$--	$10,550
Beneficial conversion feature	$(66,321)	$203,741
Assignment of related party debt	$--	$15,000
Stock for conversion of debt	$71,500	$--
Convertible note for expenses paid by related party	$15,000	$--

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for the six months ended June 30, 2012 and June 30, 2011, respectively.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s annual Report on Form 10-K filed with the SEC on April 15, 2012, from which the balance sheet information as of December 31, 2011 was derived.

Business Overview

NAS is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing to nuclear power, both private and public sectors.

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.  As of June 30, 2012, the Company has two (2) subsidiaries which are dormant with no production. One is located in Nevada and the other is located in Arizona.

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year period presentation. These changes had no impact on previously reported results of operations.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. For the six months ended June 30, 2012, the Company had incurred a net loss.

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

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In May 2011, the FASB (“Financial Accounting Standards Board”) issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no operating revenues for the six months ended June 30, 2012.  We had recurring net losses of $(174,883) for the six months ended June 30, 2012, compared to the net income of $1,731,761 for the six months ended June 30, 2011, and a working capital deficiency of $(3,262,609) at June 30, 2012.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations through acquisition in 2012. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use the Company for financial reporting purposes and other financial projections. However, we can give no assurance that our business plan will be successful. As of June 30, 2012, with the direction of NAS, to acquire companies, we have received three (3) letters of intent to purchase regional companies which will increase the Company’s production.

NOTE 4: Property and equipment, net

            Property and equipment consists of the following:

	JUNE 30,	DEC 31,
	2012	2011
Vehicles	$--	$--
Computer and office equipment	30,829	30,829
Furniture and fixtures	6,297	6,297
UL Machinery and equipment	--	--
Total property and equipment	37,126	37,126
Less: accumulated depreciation	(28,233)	(24,403)
Property and equipment, net	$8,893	$12,723

Depreciation expense for the six months ended June 30, 2012, was $3,830 and for the year ended December 31, 2011, was $19,189.

NOTE 5: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of June 30, 2012, and December 31, 2011.

	JUNE 30, 2012	DEC 31, 2011
South Bay Capital loan at an interest rate 12%	$10,925	$10,925
Trafalgar promissory note	200,000	200,000
Capital lease, line of credit	28,591	28,591
Krochak promissory note	15,000	--
Loans and capital lease sub total	254,516	239,516
Less: current portion loans and capital leases	(251,274)	(232,407)
Total	$3,242	$7,109

On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  As of June 30, 2012, we owed $15,000 plus accrued interest in the amount of $521.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement. The note bears an interest of 7% annum, and is now due on demand. As of June 30, 2012, we owed $200,000 plus accrued interest in the amount of $17,932.

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008, the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,925, and was applied retrospectively to the note as of January 1, 2009.   As of June 30, 2012, $10,925 of the debt still remains outstanding with total interest of $43,634, and the note is due on demand.

On January 15, 2009, the Company entered into a fair market value capital lease with Konika Copiers. The lease is over a 60 month period; with present lease payments exceeding 90% of fair market value of the property. The Company is currently in default with this lease.

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. The capital lease is a five (5) year lease at $481 per month. The Company is currently in default with this lease.

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of June 30, 2012 was $7,287. The Company is currently in default with this lease.

NOTE 6: Related party transactions

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010, the Company is not in default. As of June, 2012, we owed $13,000 plus accrued interest in the amount of $1,950, and the note is due on demand.

On December 31, 2010, the Company entered into a promissory note with an officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010, the Company is not in default. As of June 30, 2012, we owed $9,760 plus accrued interest in the amount of $1,464, and the note is due on demand.

On December 31, 2010, the Company entered into a promissory note with an employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010, the Company is not in default. As of June 30, 2012, we owed $9,500 plus accrued interest in the amount of $1,425, and the note is due on demand.

On April 1, 2009, we modified the verbal loan agreement entered into on June 30, 2008 with a director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of June 30, 2012, we owed $71,000 plus accrued interest in the amount of $26,511, and the note is due on demand.

On November 5, 2008, the Company entered into agreement promissory note with a director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009, the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of June 30, 2012, we owed $79,913 plus accrued interest in the amount of $54,828, and the note is due on demand.

NOTE 7: Convertible notes

During the six months ended June 30, 2012, we issued to two individuals convertible debenture notes in the total amount of $102,500. As of June 30, 2012, four (4) notes issued in fiscal year 2011 have matured; both the investors and the Company are working towards conversion of these notes. The notes are convertible into the Company’s common stock at a various values. The Company has converted two out of the four notes mentioned (see Note 10: Stockholder’s deficit). The Company is not aware of any default with its convertible notes. The Company wrote off $2,712 in interest as of June 30, 2012. The following table represents the Beneficial Conversion Feature (“BCF”) on the various notes:
Description	Note Value	BCF Value	Amortized BCF value	Interest accrued as of JUNE 30, 2012
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at fixed rate of $0.02 per share	$124,000	$124,000	$124,000	$59,900
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	10,000	10,000	10,000	947
Convertible note issued on January 4, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	15,000	15,000	9,402	569
Convertible note issued on March 14, 2012, at a 10% interest rate for six months, convertible to shares of stock at a fixed rate of $0.004 per share	40,000	10,000	5,870	587
Convertible note issued on June 3, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	47,500	41,321	7,785	541
Total	$236,500	$200,321	$157,057	$62,544

As of June 30, 2012, the Company has converted a portion of the convertible noted date April 29, 2011. We have converted $5,000 of the note for shares of the Company’s restricted stock held per the agreement. We have issued stock in the amount of 8,333,333 shares towards the total note value of $15,000, and as of June 30, 2012, the note holds a value of $10,000 plus accrued interest.

On June 3, 2012, the Company entered into a convertible note agreement in the amount of $47,500, with an interest rate of 8% for a nine month period.

On January 4, 2012, the Company entered into a convertible note agreement in the amount of $15,000, with an interest rate of 8% for a nine month period. The funds from the note were sent directly to the Company’s counsel to initiate the submission of our DEF 14A in order to increase our authorized shares of common stock (see Note 10: Stockholder’s deficit).

For the year ended December 31, 2011, due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative was marketed to market through earnings at the end of each reporting period.  As a result, as of December 31, 2011, the Company recorded an expense of $113,026.  As of June 30, 2012, the Company reversed the derivative due to the increase in common stock shares there by relieving the need of derivative liability expense.

NOTE 8: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at JUNE 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$193,236	$193,236
Total	$193,236	$193,236	$--	$--

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$193,408	$193,408
Total	$193,408	$193,408	$--	$--

NOTE 9: Commitments

Operating leases

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years. On June 1, 2011, the Company moved office space under the existing agreement and reduced its rental fees to $305 per month on a month-to-month basis.  Total rental expense under the above operating leases for the three month ended June 30, 2012, was $930.

Legal

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our outstanding balance owed to Summit Electric was $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of June 30, 2012, the Company has paid this vendor in full and noted a gain on extinguishment of an outstanding payable in the amount of $51,273.

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

Common Stock

On January 5, 2012, the Company issued the sum of 7,758,621 shares valued at $4,500 or $0.00058 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On April 30, 2012, the Company issued the sum of 4,347,826 shares valued at $10,000 or $0.0023 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On May 7, 2012, the Company issued the sum of 4,347,826 shares valued at $10,000 or $0.0023 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On May 9, 2012, the Company issued the sum of 5,000,000 shares valued at $11,500 or $0.0023 of its common stock from escrow as a part of the convertible note agreement on April 18, 2011.

On May 17, 2012, the Company issued the sum of 8,571,429 shares valued at $12,000 or $0.0014 of its common stock from escrow as a part of the convertible note agreement on June 2, 2011.

On May 23, 2012, the Company issued the sum of 9,230,769 shares valued at $12,000 or $0.0013 of its common stock from escrow as a part of the convertible note agreement on June 2, 2011.

On May 31, 2012, the Company issued to three investors the sum of 23,888,887 shares valued at $43,000 or an average of $0.0016 of its restricted common stock for cash received.

On May 31, 2012, the Company issued to one investor the sum of 5,224,444 shares valued at $20,014 or $0.004 of its restricted common stock as finder’s fee and recorded as a reduction of equity.

On June 5, 2012, the Company issued the sum of 8,333,333 shares valued at $5,000 or $0.0006 of its common stock as a part of the convertible note agreement on April 29, 2011.

On June 7, 2012, the Company issued the sum of 9,800,000 shares valued at $9,800 or $0.001 of its common stock from escrow as a part of the convertible note agreement on June 2, 2011.

Escrow shares

As noted on the balance sheet for the six months ended June 30, 2012, the Company must keep in escrow an amount of shares equal to five times the amount held in convertible notes, based on our convertible note agreements entered into. As of June 30, 2012, the Company has placed 526,000,000 shares of its common stock held in escrow.

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

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	150,000
Exercised, granted, forfeited or expired	(150,000)	$0.05	1.0
Outstanding at June 30, 2012	--	$--	--	$--
Exercisable at June 30, 2012	--	$--	--	$--

NOTE 11: Subsequent events

On July 26, 2012, the Company issued the sum of 10,000,000 shares valued at $5,000 or $0.0005 of its common stock from escrow as a part of the convertible note agreement on January 8, 2012.

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

Executive Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing to nuclear power, both private and public sectors.

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At August 14, 2012, our cash on hand was approximately $100, and our operating revenues are insufficient to fund our operations.  Consequently, our June 30, 2012, financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

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

Summary of Consolidated Results of Operations

A:           Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

	Three Months Ended June 30,
	(unaudited)
	2012	2011	% Change
Revenue	$--	$68,804	(100	) %
Cost of revenue	--	108,996	(100	) %
Total gross profit (loss)	--	(40,192)	(100	) %

Operating expenses
Selling, general and administrative expenses	69,659	179,925	(61	) %
Consulting fees	--	9,500	(100	) %
Professional fees and related expenses	26,615	247,126	(89	) %
Gain on extinguishment of accounts payable	(51,273)	(89,477)	(43	) %
Total operating expenses	45,001	347,074	(87	) %
Operating loss	(45,001)	(387,266)	(88	) %

Interest expense, net	54,871	118,112	(54	) %
Total other expense	54,871	118,112	(54	) %
Net (loss)	$(99,872)	$(505,378)	(80	) %

Operating loss; Net loss. For the three months ended June 30, 2012, compared to the three months ended June 30, 2011, we had a decrease in revenues of $(68,804), or (100)%, and a decrease in our cost of revenue $(108,996), or (100)% (which resulted in an increase in our gross profit by $40,192 or (100)% to $0. Additionally, our operating loss decreased by $342,265, or 88%, to $(45,001). We had our net loss decrease by $405,506, or 80%, to $(99,872).  We attributed our decrease in operating expenses due to the downturn of our staff, a dormant status of our subsidiaries, and additionally the decrease in our interest expense due to the write-off of Trafalgar. We also attribute a gain on extinguishment of debt to our write-off of accounts payable as of June 30, 2012.

Revenue.  For the three months ended June 30, 2012, our consolidated revenue decreased by $(68,804), or (100)%, to $0. This decrease was due to initiating a dormant status of our existing subsidiaries.

Cost of revenue; Gross profit.  Our cost of revenues decreased by $(108,996), or (100)% to $0. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  This decrease was due to initiating a dormant status of our existing subsidiaries.

Operating expenses. Although consolidated operating expenses for the three months ended June 30, 2012 decreased by $302,073, or (87)%, to $45,001, we had an operating loss of $(45,001), compared to the three months ended June 30, 2011 operating expenses of $347,074 and operating loss of $(387,266). We also attribute a gain on extinguishment of debt to our write-off of accounts payable as of June 30, 2012.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased by $110,266, or (61)% to $69,659.  Decrease is due to a reduction of staff, and initiating a dormant status of our subsidiaries.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $9,500, or (100)%, to $0 as we did not enter into any significant agreements in the current three month period of 2012.

Professional fees and related expenses.  Professional fees principally represent costs accounting fees, these costs decreased by $220,511, or (89)%, to $26,615, the decreased amount of professional fees was attributed to a decrease in legal fees over the comparative period in 2012.

Interest expense, net.  Interest expense, net decreased by $63,241, or (54)%, to $54,871, which represents the convertible note interest incurred for the current three month period ending June 30, 2012.

B:           Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,
	(unaudited)
	2012	2011	% Change
Revenue	$--	$289,350	(100	) %
Cost of revenue	--	248,259	(100	) %
Total gross profit	--	41,091	(100	) %

Operating expenses
Selling, general and administrative expenses	141,654	528,484	(73	) %
Consulting fees	--	35,166	(100	) %
Professional fees and related expenses	88,218	478,786	(82	) %
Gain on extinguishment of accounts payable	(51,273)	(120,270)	(57	) %
Total operating expenses	178,599	922,166	(81	) %
Operating loss	(178,599)	(881,075)	(80	) %

Other expense	--	7,343	(100	) %
Interest expense, net	109,310	260,848	(58	) %
Fair value of derivative liability	(113,026)	--	(100	) %
Gain on extinguishment of debt	--	(2,881,027)	(100	) %
Total other expense	(3,716)	(2,612,836)	(100	) %
Net (loss) income	$(174,883)	$1,731,761	(110	) %

Operating loss; Net income (loss). For the six months ended June 30, 2012, compared to the six months ended June 30, 2011, we had a decrease in revenues of $(289,350), or (100)%, and a decrease in our cost of revenue $(248,259), or (100)% (Additionally, our operating loss decreased by $702,476, or 80%, to $(178,599). We had our net income decrease by $(1,906,644), or (110)%, to $(174,883).  We attributed our decrease in operating expenses due to the downturn of our staff, closing of our subsidiaries, and the decrease in our interest expense and gain on extinguishment of debt.)

Revenue.  For the six months ended June 30, 2012, our consolidated revenue decreased by $(289,350), or (100)%, to $0. This decrease was due to initiating a dormant status of our existing subsidiaries

Cost of revenue; Gross profit.  Our cost of revenues decreased by $(248,259), or (100)% to $0. Our cost of revenue is comprised of direct materials, direct labor, manufacturing overhead and other job related costs.  This decrease was due to initiating a dormant status of our existing subsidiaries

Operating expenses. Although consolidated operating expenses for the six months ending of 2012 decreased by $743,567, or 81%, to $178,599, we had an operating loss of $(178,599), compared to the six months ended 2011 operating expenses of $922,166 and operating loss of $(881,075). We also attribute a gain on extinguishment of debt to our write-off of accounts payable as of June 30, 2012.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased by $386,830, or 73% to $141,654.

Consulting fees.  Our consulting fees, which are attributable to investor relations services, decreased by $35,166, or 100%, to $0 as we entered into a consulting agreement, and did not enter into any agreements in the comparative period of 2012.

Professional fees and related expenses.  Professional fees principally represent costs for legal and accounting fees, these costs decreased by $390,568, or 82%, to $88,218, the decreased amount of professional fees was incurred in conjunction with legal fees with Trafalgar.

Interest Expense, net.  Interest expense, net decreased by $151,538, or 58%, to $109,310, which represents the convertible note interest incurred for the six month period ending June 30, 2012.

Gain / loss on extinguishment of debt and payables.  This is a non-recurring, non-cash economic event, of our write-off of Trafalgar debt in the comparative period of June 30, 2011, which increased our net income to $1,731,761.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

For the six months ended June 30, 2012, our accounts receivable were $0, a decrease of $3,252, or 100%, due to a decrease in invoiced revenue and initiating a dormant status of our remaining facilities in Arizona.

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

Summary of Consolidated Cash Flow for the six months ended June 30, 2012 and 2011(rounded)

Our total cash decreased approximately by $18,600, or 96%, to approximately $800 for the six months ended June 30, 2012, compared to approximately $19,400 for the six months ended June 30, 2011. Our consolidated cash flows for the six months ended June 30, 2012, and 2011 were as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash used by operating activities	$(140,900)	$(219,300)
Net cash used by investing activities	$--	$--
Net cash provided by financing activities	$140,300	$227,300

Operating Activities: Our total cash used by operating activities decreased by $78,400, or (36)%, to $(140,900) for the six months ended June 30, 2012, compared to $(219,300) for the six months ended June 30, 2011.  The changes are due to the reduction our net income and cash used in operations is a result of an decrease in our accrued liabilities for interest and payroll, and payment of outstanding liabilities and conversion of debt.

Investing Activities: We had no investing activities for the six months ended June 30, 2012 and the six months ended June 30, 2011, respectively.

Financing Activities: Our total cash provided by financing activities decreased by $87,000, or (38)%, to $140,300 for the six months ended June 30, 2012, compared to $227,300 for the six months ended June 30, 2011. The decrease is due in part to our limited funding through our sale of restricted stock.

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

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of six months ended June 30, 2012, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of June 30, 2012, the Company has settled its balance with this vendor.

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

On May 17, 2012, the Company issued to Asher Enterprises the sum of 8,571,429 shares valued at $12,000 or $0.0014 of its common stock from escrow as a part of the convertible note agreement on June 2, 2011.

On May 23, 2012, the Company issued to Asher Enterprises the sum of 9,230,769 shares valued at $12,000 or $0.0013 of its common stock from escrow as a part of the convertible note agreement on June 2, 2011.

On May 31, 2012, the Company issued to three investors the sum of 23,888,887 shares valued at $43,000 or an average of $0.0016 of its restricted common stock for cash received.

On May 31, 2012, the Company issued to one investor the sum of 5,224,444 shares valued at $19,372 or $0.004 of its restricted common stock for services rendered on May 14, 2012.

On June 5, 2012, the Company issued to Tripod Group the sum of 8,333,333 shares valued at $5,000 or $0.0006 of its common stock as a part of the convertible note agreement on April 29, 2011.

On June 7, 2012, the Company issued to Asher Enterprises the sum of 9,800,000 shares valued at $9,800 or $0.001 of its common stock from escrow as a part of the convertible note agreement on June 2, 2011.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.LAB*	XBRL Taxonomy Extension Label Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document
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

Date: August 14, 2012

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: V.P. / Principal Financial Officer