Form 10-Q
period 2012-09-30
National Automation Services Inc
filed 2013-04-16
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2012

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 16, 2013
Common Stock, $.001 par value	336,424,923, net of reserved shares

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	SEPT 30, 2012	DEC 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$103	$1,371
Accounts receivable	--	3,252
Prepaid fees	--	22,000
Total current assets	103	26,623
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $29,697 and $24,403	7,429	12,723
TOTAL ASSETS	$7,532	$39,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$888,407	$945,417
Accrued liabilities	1,837,867	1,624,157
Current portion of loans, capital leases and line of credit	252,637	232,407
Convertible debt, net of beneficial conversion feature of $19,763 and $12,092	196,738	193,408
Related party payable	172,173	183,173
Total current liabilities	3,347,822	3,178,562
Loans and capital leases	1,879	7,109
Derivative liability	--	113,026
Total liabilities	3,349,701	3,298,697
STOCKHOLDERS’ DEFICIT
Stock held in reserve	(647,727)	(573,276)
Common stock $0.001 par value, 1,000,000,000 authorized, 336,424,923, net of reserved shares and 191,380,081, net of reserved shares issued and outstanding, respectively	984,152	200,000
Additional paid in capital	11,907,701	11,853,215
Stock payable	--	564,656
Accumulated deficit	(15,586,295)	(15,303,946)
Total stockholders’ deficit	(3,342,169)	(3,259,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,532	$39,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEPT 30, 2012	THREE MONTHS ENDED SEPT 30, 2011	NINE MONTHS ENDED SEPT 30, 2012	NINE MONTHS ENDED SEPT 30, 2011
REVENUE	$--	$75,481	$--	$364,831
COST OF REVENUE	--	60,281	--	308,540
Allowance for inventory	--	317,771	--	317,771
GROSS PROFIT (LOSS)	--	(302,571)	--	(261,480)

OPERATING EXPENSES
Selling, general and administrative expenses	30,148	189,011	171,802	717,495
Consulting fees	--	68,501	--	103,667
Professional fees and related expenses	17,476	89,390	105,694	568,176
Gain on settlement of accounts payable	--	--	(51,273)	--
TOTAL OPERATING EXPENSES	47,624	346,902	226,223	1,389,338

OPERATING LOSS	(47,624)	(649,473)	(226,223)	(1,650,818)

OTHER EXPENSE, non-operating
Other expense	--	--	--	7,343
Interest expense, net	59,842	144,434	169,152	405,282
Fair value of derivative liability	--	--	(113,026)	--
Loss on disposal of fixed assets	--	15,020	--	15,020
TOTAL OTHER EXPENSE, non-operating	59,842	159,454	56,126	427,645

OTHER INCOME - nonrecurring
Gain on debt extinguishment	--	--	--	(3,001,297)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(107,466)	(808,927)	(282,349)	922,834

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS) INCOME	$(107,466)	$(808,927)	$(282,349)	$922,834

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$(0.01)	$(0.00)	$0.01

DILUTED (LOSS) INCOME PER SHARE	$(0.00)	$(0.01)	$(0.00)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	330,732,454	173,459,807	243,181,885	149,998,436

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	330,732,454	173,459,807	243,181,885	159,157,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEPT 30, 2012	NINE MONTHS ENDED SEPT 30, 2011

Operating Activities
Net (loss) income	$(282,349)	$922,834
Cash used by operating activities
Allowance for doubtful accounts	--	67,482
Allowance for inventory	--	317,771
Depreciation	5,294	17,555
Stock for services	--	231,150
Gain on extinguishment of accounts payable	(51,273)	--
Gain on extinguishment of debt	--	(3,001,297)
Accretion of convertible notes beneficial conversion feature	58,655	210,404
Decrease in deferred financing fees	--	125,000
Decrease in stock receivable	--	7,343
Fair value of derivative	(113,026)	--
Expenses paid by related party	15,000	--
Loss on disposal of fixed asset	--	15,020
Changes in assets
Decrease in receivables	3,251	219,042
Decrease in inventories	--	16,988
Decrease in prepaid expenses	22,000	257,829
Decrease in other assets	--	5,535
Changes in liabilities
Increase in accounts payable and accrued liabilities	211,873	348,611
Cash used by operating activities	(130,575)	(238,373)

Investing Activities
Cash used by investing activities	--	--
	--	--

Financing Activities
Proceeds from sale of stock, net of offering costs	37,807	132,500
Proceeds from convertible notes	87,500	97,500
Proceeds from loans	15,000	--
Payments for loans and capital leases	(11,000)	(505)
Cash provided by financing activities	129,307	229,495

(Decrease) increase in cash	(1,268)	(8,878)
Cash at beginning of year	1,371	11,404

Cash at end of period	$103	$2,526

Supplemental Cash Flows
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$--	$805,520
Issuance of stock for prepaid stock	$--	$60,338
Debt converted to stock	$91,500	$155,000
Stock issued for accrued expenses	$--	$435,878
Change of stock in reserve	$(74,451)	$(50,125)
Disposal of fixed asset	$--	$130,852
Beneficial conversion feature	$(66,321)	$203,741
Accrued interest added to note	$--	$24,000
Assignment of related party debt	$--	$15,000
Stock receivable allocated to service expenses prepaid	$--	$25,000
Convertible note for expenses paid by related party	$15,000	$--

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.  As of September 30, 2012, the Company has two (2) subsidiaries which are dormant with no production. One is located in Nevada and the other is located in Arizona.

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2013.

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

Earnings (loss) per share basic and diluted

Earnings per share are calculated in accordance with the Earnings per Share Topic of the Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC"). The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares plus dilutive potential common shares outstanding.

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. For the nine months ended September 30, 2012, the Company had incurred a net loss.

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

Issued

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no operating revenues for the nine months ended September 30, 2012.  We had recurring net losses of $(282,349) for the nine months ended September 30, 2012, compared to the net income of $922,834 for the nine months ended September 30, 2011, and a working capital deficiency of $(3,347,719) at September 30, 2012.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations through acquisition in 2013. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use the Company for financial reporting purposes and other financial projections. However, we can give no assurance that our business plan will be successful.

NOTE 4: Property and equipment, net

Property and equipment consists of the following:
	SEPT 30,	DEC 31,
	2012	2011
Vehicles	$--	$--
Computer and office equipment	30,829	30,829
Furniture and fixtures	6,297	6,297
UL Machinery and equipment	--	--
Total property and equipment	37,126	37,126
Less: accumulated depreciation	(29,697)	(24,403)
Property and equipment, net	$7,429	$12,723

Depreciation expense for the nine months ended September 30, 2012, was $5,294 and for the year ended December 31, 2011, was $19,189.

NOTE 5: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of September 30, 2012, and December 31, 2011.
	SEPT 30, 2012	DEC 31, 2011
South Bay Capital loan at an interest rate 12%	$10,925	$10,925
Trafalgar promissory note	200,000	200,000
Capital lease, line of credit	28,591	28,591
Krochak promissory note	15,000	--
Loans and capital lease sub total	254,516	239,516
Less: current portion loans and capital leases	(252,637)	(232,407)
Total	$1,879	$7,109

On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  As of September 30, 2012, we owed $15,000 plus accrued interest in the amount of $780.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement. The note bears an interest of 7% annum, and is now due on demand. As of September 30, 2012, we owed $200,000 plus accrued interest in the amount of $21,432. As of September 30, 2012, the promissory note with Trafalgar Capital is in default due to nonpayment. The default accelerates the principal and interest payments to be due on demand.

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008, the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,925, and was applied retrospectively to the note as of January 1, 2009.   As of September 30, 2012, $10,925 of the debt still remains outstanding with total interest of $43,981, and the note is due on demand.

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. The capital lease is a five (5) year lease at $481 per month. The Company is currently in default with this lease.

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s outstanding balance on the line of credit as of September 30, 2012 was $12,508. The Company is currently in default with this lease.

NOTE 6: Related party transactions

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010, the Company is not in default. As of September 30, 2012, we owed $2,000 plus accrued interest in the amount of $2,000, and the note is due on demand.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010, the Company is not in default. As of September 30, 2012, we owed $9,760 plus accrued interest in the amount of $1,708, and the note is due on demand.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010, the Company is not in default. As of September 30, 2012, we owed $9,500 plus accrued interest in the amount of $1,633, and the note is due on demand.

On April 1, 2009, we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of September 30, 2012, we owed $71,000 plus accrued interest in the amount of $28,286, and the note is due on demand.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009, the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of September 30, 2012, we owed $79,913 plus accrued interest in the amount of $56,825, and the note is due on demand.

NOTE 7: Convertible notes

During the nine months ended September 30, 2012, we issued to three individuals convertible debenture notes in the total amount of $102,500. As of September 30, 2012, four (4) notes issued in fiscal year 2011 and one (1) issued in 2012 have matured; both the investors and the Company are working towards conversion of these notes. The notes are convertible into the Company’s common stock at a various values. During 2012, the Company fully converted three notes (see Note 10: Stockholder’s deficit). The following table represents the Beneficial Conversion Feature (“BCF”) on the various notes:

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued as of September 30, 2012
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at fixed rate of $0.02 per share	$124,000	$124,000	$124,000	$72,367
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	5,000	10,000	10,000	1,146
Convertible note issued on March 14, 2012, at a 10% interest rate for six months, convertible to shares of stock at a fixed rate of $0.004 per share	40,000	10,000	10,000	1,087
Convertible note issued on May 9, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	47,500	41,321	21,559	1,499
Total	$216,500	$185,321	$165,559	$76,099

           As of September 30, 2012, the Company has converted the convertible noted date April 29, 2011. We have converted $10,000 of the note for shares of the Company’s restricted stock held per the agreement. We have issued stock in the amount of 16,666,666 shares towards the total note value of $15,000, and as of September 30, 2012, the note holds a value of $5,000 plus accrued interest.

On May 9, 2012, the Company entered into an additional note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  When those shares are added to the Common Stock Equivalent (“CSE”), there are insufficient common shares authorized to issue stock to Asher in an excess amount of 8,685,489. However, calculation of the CSE without the reserved shares does not exceed the authorized common stock. The 5 “times” of reserved shares are not included in the CSE, as the Company would only convert 1 “time” the amount of shares.  The remaining 4 “times” would not be converted and are in reserve for debt compliance reasons. Therefore, the Company has assessed that the current note from Asher in the amount of $47,500 does not trigger a derivative.

On January 4, 2012, the Company entered into a convertible note agreement in the amount of $15,000, with an interest rate of 8% for a nine month period. The funds from the note were sent directly to the Company’s counsel to initiate the submission of our DEF 14A in order to increase our authorized shares of common stock (see Note 10: Stockholder’s deficit). As of September 30, 2012, the Company has converted the convertible noted date January 4, 2012. We have converted $15,000 of the note for shares of the Company’s restricted stock held per the agreement. We have issued stock in the amount of 50,208,374 shares towards the total note value of $15,000 plus interest in the amount of $600.

On June 2, 2011, the Company entered into a convertible note agreement in the amount of $32,500, with an interest rate of 8% for a nine month period. As of September 30, 2012 the Company has fully converted this note.

On April 21, 2011, the Company entered into a convertible note agreement in the amount of $50,000, with an interest rate of 8% for a nine month period. As of September 30, 2012 the Company has fully converted this note.

For the year ended December 31, 2011, due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative was marketed to market through earnings at the end of each reporting period.  As a result, as of December 31, 2011, the Company recorded an expense of $113,026.  As of September 30, 2012, the Company reversed the derivative due to the increase in common stock shares there by relieving the need of derivative liability expense.

NOTE 8: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$196,738	$196,738	$--	$--
Total	$196,738	$196,738	$--	$--

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Convertible debt, net of beneficial conversion feature	$193,408	$193,408	$--	$--
Total	$193,408	$193,408	$--	$--

NOTE 9: Commitments

Operating leases

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years. On June 1, 2011, the Company moved office space under the existing agreement and reduced its rental fees to $305 per month on a month-to-month basis.  Total rental expense under the above operating leases for the three months ended September 30, 2012, was $930. As of October 1, 2012, the Company cancelled the month to month lease obligation in Tuscon.

Legal

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our outstanding balance owed to Summit Electric was $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of June 30, 2012, the Company had paid this vendor in full and noted a gain on extinguishment of an outstanding payable in the amount of $51,273.

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

Common Stock

On January 5, 2012, the Company issued the sum of 7,758,621 shares valued at $4,500 or $0.00058 of its common stock from reserve as a part of the convertible note agreement on April 18, 2011.

On April 30, 2012, the Company issued the sum of 4,347,826 shares valued at $10,000 or $0.0023 of its common stock from reserve as a part of the convertible note agreement on April 18, 2011.

On May 7, 2012, the Company issued the sum of 4,347,826 shares valued at $10,000 or $0.0023 of its common stock from reserve as a part of the convertible note agreement on April 18, 2011.

On May 9, 2012, the Company issued the sum of 5,000,000 shares valued at $11,500 or $0.0023 of its common stock from reserve as a part of the convertible note agreement on April 18, 2011.

On May 17, 2012, the Company issued the sum of 8,571,429 shares valued at $12,000 or $0.0014 of its common stock from reserve as a part of the convertible note agreement on June 2, 2011.

On May 23, 2012, the Company issued the sum of 9,230,769 shares valued at $12,000 or $0.0013 of its common stock from reserve as a part of the convertible note agreement on June 2, 2011.

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

On June 7, 2012, the Company issued the sum of 9,800,000 shares valued at $9,800 or $0.001 of its common stock from reserve as a part of the convertible note agreement on June 2, 2011.

On July 26, 2012, the Company issued the sum of 10,000,000 shares valued at $5,000 or $0.0005 of its common stock from reserve as a part of the convertible note agreement on January 8, 2012.

On August 21, 2012, the Company issued the sum of 8,333,333 shares valued at $5,000 or $0.0006 of its common stock as a part of the convertible note agreement on April 29, 2011.

On August 30, 2012, the Company issued the sum of 14,166,667 shares valued at $3,400 or $0.00024 of its common stock from reserve as a part of the convertible note agreement on January 8, 2012.

On August 31, 2012, the Company issued the sum of 14,166,667 shares valued at $3,400 or $0.00024 of its common stock from reserve as a part of the convertible note agreement on January 8, 2012.

On September 11, 2012, the Company issued the sum of 11,875,000 shares valued at $3,800 including interest in the amount of $600 or $0.00032 of its common stock from reserve as a part of the convertible note agreement on January 8, 2012.

Reserve shares

As noted on the balance sheet for the nine months ended September 30, 2012, the Company must keep in reserve an amount of shares equal to five times the amount held in convertible notes, based on our convertible note agreements entered into. As of September 30, 2012, the Company has placed 647,727,273 shares of its common stock held in reserve.

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

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	150,000
Exercised, granted, forfeited or expired	(150,000)	$0.05	1.0
Outstanding at September 30, 2012	--	$--	--	$--
Exercisable at September 30, 2012	--	$--	--	$--

NOTE 11: Subsequent events

On November 15, 2012, the Company issued a stock payable in consideration for cash in the amount of $5,000.

As of November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, the Company was still in compliance with the maturity date of the note, however, due to the conversion pricing of the Company’s restricted common stock and the conversion feature within the terms of the agreement the Company prevented Asher from further conversions of the debt. Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal.

As of December 31, 2012, the Company was unable to retain storage services for its fixed assets. As a result the facility where the fixed assets were held, repossessed all the Company’s fixed assets. As of December 31, 2012, all fixed assets in the Company have been written off as a loss on disposal of fixed assets.

On January 15, 2013, the Company issued a stock payable in consideration for cash in the amount of $5,000.

On March 18, 2013, the Company issued a stock payable in consideration for cash in the amount of $10,000.

On March 25, 2013, the Company issued a stock payable in consideration for cash in the amount of $5,000.

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At April 15, 2013, our cash on hand was approximately $2,500, and our operating revenues, which are zero, are insufficient to fund our operations.  Consequently our September 30, 2012 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

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

Summary of Consolidated Results of Operations

A:           Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

	Three Months Ended September 30,
	(unaudited)
	2012	2011	% Change
Revenue	$--	$75,481	(100	) %
Cost of revenue	--	378,052	(100	) %
Total gross profit (loss)	--	(302,571)	100%

Operating expenses
Selling, general and administrative expenses	30,148	189,011	(84	) %
Consulting fees	--	68,501	(100	) %
Professional fees and related expenses	17,476	89,390	(80	) %
Total operating expenses	47,624	346,902	(86	) %
Operating loss	(47,624)	(649,473)	93%

Interest expense, net	59,842	144,434	(59	) %
Loss on disposal of fixed asset	--	15,020	(100	) %
Total other expense	59,842	159,454	(62	) %
Net (loss)	$(107,466)	$(808,927)	87%

Operating loss; Net loss. For the three months ended September 30, 2012, compared to the three months ended September 30, 2011, we had a decrease in revenues of $(75,481), or (100)%, and a decrease in our cost of revenue $(378,052), or (100)% (which resulted in an decrease in our gross profit by $302,571 or 100% to $0). Additionally, our operating loss decreased by $601,849, or 93%, to $(47,624). We had our net loss decrease by $701,461, or 87%, to $(107,466).  We attributed our decrease in operating expenses due to the downturn of our staff, a dormant status of our subsidiaries, and additionally the decrease in our interest expense due to the write-off of Trafalgar.

Interest expense, net.  Interest expense, net decreased by $84,592, or (59)%, to $59,842, which represents the convertible note interest incurred for the current three month period ending September 30, 2012.

B:           Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	(unaudited)
	2012	2011	% Change
Revenue	$--	$364,831	(100	) %
Cost of revenue	--	626,311	(100	) %
Total gross profit	--	(261,480)	(100	) %

Operating expenses
Selling, general and administrative expenses	171,802	717,495	(76	) %
Consulting fees	--	103,667	(100	) %
Professional fees and related expenses	105,694	568,176	(81	) %
Gain on extinguishment of accounts payable	(51,273)	--	100%
Total operating expenses	226,223	1,389,338	(84	) %
Operating loss	(226,223)	(1,650,818)	86%

Other expense	--	7,343	(100	) %
Interest expense, net	169,152	405,282	(58	) %
Fair value of derivative liability	(113,026)	--	100%
Loss on disposal of fixed asset	--	15,020	(100	) %
Gain on extinguishment of payable and debt	--	(3,001,297)	(100	) %
Total other expense	56,126	(2,573,652)	(102	) %
Net (loss) income	$(282,349)	$922,834	(131)%

Operating loss; Net income (loss). For the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, we had a decrease in revenues of $(364,831), or (100)%, and a decrease in our cost of revenue $(626,311), or (100)% (Additionally, our operating loss decreased by $1,424,595, or 86%, to $(226,223). We had our net income decrease by $(1,205,183), or (131)%, to $(282,349).  We attributed our decrease in operating expenses due to the downturn of our staff, closing of our subsidiaries, and the decrease in our interest expense and gain on extinguishment of debt.) We also attribute a gain on extinguishment of debt to our write-off of accounts payable as of September 30, 2012, in the amount of $51,273. This was in repayment to one of our vendors (see Part 2 Legal Proceedings for additional information)

Interest Expense, net.  Interest expense, net decreased by $236,130, or 58%, to $169,152, which represents the note interest incurred for the nine month period ending September 30, 2012.

Gain / loss on extinguishment of debt.  This is a non-recurring, non-cash economic event, of our write-off of Trafalgar debt in the comparative period of September 30, 2011, which increased our net income to $922,836. In the current nine month period ending September 30, 2012, we incurred an adjustment to our noted derivative in the amount of $113,026.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

For the nine months ended September 30, 2012, our accounts receivable were $0, a decrease of $3,252, or 100%, due to a decrease in invoiced revenue and initiating a dormant status of our remaining facilities in Arizona.

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

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2013.

We feel this new focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of the Company.

Summary of Consolidated Cash Flow for the nine months ended September 30, 2012 and 2011(rounded)

Our total cash decreased approximately by $2,400, or (96)%, to approximately $100 for the nine months ended September 30, 2012, compared to approximately $2,500 for the nine months ended September 30, 2011. Our consolidated cash flows for the six months ended September 30, 2012, and 2011 were as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash used by operating activities	$(130,600)	$(238,300)
Net cash used by investing activities	$--	$--
Net cash provided by financing activities	$129,300	$229,500

Operating Activities: Our total cash used by operating activities decreased by $107,700, or 45%, to $(130,600) for the nine months ended September 30, 2012, compared to $(238,300) for the nine months ended September 30, 2011.  The change is due to accrual of liabilities in our operating activities and accretion of our beneficial conversion features on our convertible debt, and a decrease due to our gain in extinguishment of accounts payable.

Investing Activities: We had no investing activities for the nine months ended September 30, 2012 and the nine months ended September 30, 2011, respectively.

Financing Activities: Our total cash provided by financing activities decreased by $100,200, or (44)%, to $129,300 for the nine months ended September 30, 2012, compared to $229,500 for the nine months ended September 30, 2011. The decrease is due in part to our limited funding through our sale of restricted stock and debt facilities.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We have had non-timely filing issues in regards to our recent Securities and Exchange Commission (SEC) filings. Non timely filing is a disclosure control which we have had little success in correcting over the past three months ending September 30, 2012. Management evaluated the impact of our failure to have timely filing requirements of our financial statements on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending September 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We also intend to remedy our non-timely filing requirements by hiring additional employees in order to ensure that disclosure control is reviewed and monitored on a timely basis for the submission of our required flings to the SEC.

We intend to remedy our material weakness with respect to our lack of control environment by adopting a written code of business conduct and ethics.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our current outstanding balance owed to Summit Electric is $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of September 30, 2012, the Company has settled its balance with this vendor.

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

On August 21, 2012, the Company issued the sum of 8,333,333 shares valued at $5,000 or $0.0006 of its common stock as a part of the convertible note agreement on April 29, 2011.

On August 30, 2012, the Company issued the sum of 14,166,667 shares valued at $3,400 or $0.00024 of its common stock from escrow as a part of the convertible note agreement on January 8, 2012.

On August 31, 2012, the Company issued the sum of 14,166,667 shares valued at $3,400 or $0.00024 of its common stock from escrow as a part of the convertible note agreement on January 8, 2012.

On September 11, 2012, the Company issued the sum of 11,875,000 shares valued at $3,800 including interest in the amount of $600 or $0.00032 of its common stock from escrow as a part of the convertible note agreement on January 8, 2012.

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

Item 3.  Defaults Upon Senior Securities

As of November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, the Company was still in compliance with the maturity date of the note, however, due to the conversion pricing of the Company’s restricted common stock and the conversion feature within the terms of the agreement the Company prevented Asher from further conversions of the debt. Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal

As of September 30, 2012, the promissory note with Trafalgar Capital is in default due to nonpayment. The default accelerates the principal and interest payments to be due on demand.

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
  * To be filed by amendment (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES, INC.
(Registrant)

Date: April 16, 2013	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: V.P. / Principal Financial Officer