Form 10-Q/A
period 2012-09-30
National Automation Services Inc
filed 2013-04-24
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A1

Amendment No. 1

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

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T, and to make certain corrections for the statement of Cash Flows for the Period Ending September 30, 2011, we noted that the Allowance for Doubtful Account number was transposed and reported as $67,482 it should read $67,842.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	SEPT 30, 2012	DEC 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$103	$1,371
Accounts receivable	--	3,252
Prepaid fees	--	22,000
Total current assets	103	26,623
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $29,697 and $24,403	7,429	12,723
TOTAL ASSETS	$7,532	$39,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$888,407	$945,417
Accrued liabilities	1,837,867	1,624,157
Current portion of loans, capital leases and line of credit	252,637	232,407
Convertible debt, net of beneficial conversion feature of $19,763 and $12,092	196,738	193,408
Related party payable	172,173	183,173
Total current liabilities	3,347,822	3,178,562
Loans and capital leases	1,879	7,109
Derivative liability	--	113,026
Total liabilities	3,349,701	3,298,697
STOCKHOLDERS’ DEFICIT
Stock held in reserve	(647,727)	(573,276)
Common stock $0.001 par value, 1,000,000,000 authorized, 336,424,923, net of reserved shares and 191,380,081, net of reserved shares issued and outstanding, respectively	984,152	200,000
Additional paid in capital	11,907,701	11,853,215
Stock payable	--	564,656
Accumulated deficit	(15,586,295)	(15,303,946)
Total stockholders’ deficit	(3,342,169)	(3,259,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,532	$39,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEPT 30, 2012	THREE MONTHS ENDED SEPT 30, 2011	NINE MONTHS ENDED SEPT 30, 2012	NINE MONTHS ENDED SEPT 30, 2011
REVENUE	$--	$75,481	$--	$364,831
COST OF REVENUE	--	60,281	--	308,540
Allowance for inventory	--	317,771	--	317,771
GROSS PROFIT (LOSS)	--	(302,571)	--	(261,480)

OPERATING EXPENSES
Selling, general and administrative expenses	30,148	189,011	171,802	717,495
Consulting fees	--	68,501	--	103,667
Professional fees and related expenses	17,476	89,390	105,694	568,176
Gain on settlement of accounts payable	--	--	(51,273)	--
TOTAL OPERATING EXPENSES	47,624	346,902	226,223	1,389,338

OPERATING LOSS	(47,624)	(649,473)	(226,223)	(1,650,818)

OTHER EXPENSE, non-operating
Other expense	--	--	--	7,343
Interest expense, net	59,842	144,434	169,152	405,282
Fair value of derivative liability	--	--	(113,026)	--
Loss on disposal of fixed assets	--	15,020	--	15,020
TOTAL OTHER EXPENSE, non-operating	59,842	159,454	56,126	427,645

OTHER INCOME - nonrecurring
Gain on debt extinguishment	--	--	--	(3,001,297)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(107,466)	(808,927)	(282,349)	922,834

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS) INCOME	$(107,466)	$(808,927)	$(282,349)	$922,834

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$(0.01)	$(0.00)	$0.01

DILUTED (LOSS) INCOME PER SHARE	$(0.00)	$(0.01)	$(0.00)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	330,732,454	173,459,807	243,181,885	149,998,436

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	330,732,454	173,459,807	243,181,885	159,157,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEPT 30, 2012	NINE MONTHS ENDED SEPT 30, 2011

Operating Activities
Net (loss) income	$(282,349)	$922,834
Cash used by operating activities
Allowance for doubtful accounts	--	67,842
Allowance for inventory	--	317,771
Depreciation	5,294	17,555
Stock for services	--	231,150
Gain on extinguishment of accounts payable	(51,273)	--
Gain on extinguishment of debt	--	(3,001,297)
Accretion of convertible notes beneficial conversion feature	58,655	210,404
Decrease in deferred financing fees	--	125,000
Decrease in stock receivable	--	7,343
Fair value of derivative	(113,026)	--
Expenses paid by related party	15,000	--
Loss on disposal of fixed asset	--	15,020
Changes in assets
Decrease in receivables	3,251	219,042
Decrease in inventories	--	16,988
Decrease in prepaid expenses	22,000	257,829
Decrease in other assets	--	5,535
Changes in liabilities
Increase in accounts payable and accrued liabilities	211,873	348,611
Cash used by operating activities	(130,575)	(238,373)

Investing Activities
Cash used by investing activities	--	--
	--	--

Financing Activities
Proceeds from sale of stock, net of offering costs	37,807	132,500
Proceeds from convertible notes	87,500	97,500
Proceeds from loans	15,000	--
Payments for loans and capital leases	(11,000)	(505)
Cash provided by financing activities	129,307	229,495

(Decrease) increase in cash	(1,268)	(8,878)
Cash at beginning of year	1,371	11,404

Cash at end of period	$103	$2,526

Supplemental Cash Flows
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$--	$805,520
Issuance of stock for prepaid stock	$--	$60,338
Debt converted to stock	$91,500	$155,000
Stock issued for accrued expenses	$--	$435,878
Change of stock in reserve	$(74,451)	$(50,125)
Disposal of fixed asset	$--	$130,852
Beneficial conversion feature	$(66,321)	$203,741
Accrued interest added to note	$--	$24,000
Assignment of related party debt	$--	$15,000
Stock receivable allocated to service expenses prepaid	$--	$25,000
Convertible note for expenses paid by related party	$15,000	$--

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At April 16, 2013, our cash on hand was approximately $2,500, and our operating revenues, which are zero, are insufficient to fund our operations.  Consequently our September 30, 2012 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

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

NATIONAL AUTOMATION SERVICES, INC.
(Registrant)

Date: April 23, 2013	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: V.P. / Principal Financial Officer