Form 10-K
period 2012-12-31
National Automation Services Inc
filed 2013-10-10
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

National Automation Services, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

P.O. Box 400775 Las Vegas, NV 89140		877-871-6400
(Address number principal executive offices)		(Issuer’s telephone number)

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐    No  ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:
Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The market value of the voting stock held by non-affiliates as of June 30, 2012 is $237,192 based on 237,191,585 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one thousandth ($0.001) per share.

As of October 10, 2013, the Registrant had 532,560,872 shares of common stock outstanding.

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

Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Industrial Automation market place. Our business plan takes action with expansion through carefully selected acquisitions. We anticipate expansion by acquisition into several geographic regions over the next 12 to 18 months.

Our telephone number for our executive offices is (877) 871-6400.

Our common stock is currently quoted on the OTC Markets under the symbol “NASV.QB”.

Plan of Operation

We intend to focus our efforts on implementing the following business strategy:

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in the fourth quarter of 2013 and beyond.

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

We are presently evaluating other companies for acquisition in 2013 and beyond. The evaluation process is conducted by our acquisition board and the companies are evaluated on the following attributes:

•	Geographic area
•	Synergies with our current core businesses
•	Niche marketing

•	Areas of expertise
•	Price/earnings ratio
•	Benefit: Customer base, proprietary products, technology, and talent base.

Raise Additional Capital

We currently have a cash shortage, and our operating revenues are insufficient to fund our operations. Even though we settled our debt with Trafalgar in March of 2011, the effects of the agreement prevented us from seeking additional sources of financing throughout the fiscal year of 2012. Consequently, our audited financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful (see Item 8, Financial Statements and Supplementary Data). On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $200,000 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials.

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

Improve Existing Operations

Our operating results have been unsatisfactory.  We had a working capital deficit of $(3,538,986) at December 31, 2012. We also have experienced recurring losses.  Although in each of the following periods our revenues have increased over the corresponding period in the prior year, our revenues for 2011 decreased due to our past encumbrance with Trafalgar and the inability to service our customers. For the fiscal year end December 31, 2012, we had an operating loss of $(266,255), and a net loss of $(510,063), primarily due to interest expenses for outstanding liabilities owed. For the year ended December 31, 2011, we had an operating loss of $(1,774,954), and a net income of $544,581, due primarily for our disposal of Trafalgar debt as noted in our settlement agreement dated March 25, 2011.

At October 10, 2013, our cash on hand, most of which was obtained from recent convertible note agreements and private placement offerings, was approximately $1,000.

We are working to improve the existing operations by removing the burdens and obstacles that we believe are impeding our operations. With Trafalgar litigation settled we intend to expand our operations purely through acquisition in 2013.

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

In 2013 through 2014, we will begin transition to an independent Board of Directors. We will also expand our Advisory Board to the company Directors. The Advisory Board is convened to give advice and support to the company. It does not have any legal or formal responsibilities.

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

Acquisitions Affected

Intuitive System Solutions, Inc.

Intuitive Systems Solutions, Inc., a wholly owned subsidiary and a Nevada corporation headquartered in Henderson, Nevada, was made dormant in January 2012.

Intecon, Inc.

Intecon Inc., a wholly owned subsidiary and an Arizona corporation headquartered in Tempe, Arizona, was made dormant in January 2012.

Our Business

Principal Services

General

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

Our focus in 2013 and beyond will be to expand our market penetration in Automation and Controls while adding diversification into additional new markets as defined by the targeted acquisitions concluded.

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

Risks Relating To Our Business

Continuation as a Going Concern

Our auditors' report on our audited December 31, 2011 and 2012 financial statements, and Note 3 to such financial statements, reflect a substantial doubt about our ability to continue as a going concern.  We intend to expand our operations purely through acquisition in 2013 and beyond. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  However, we can give no assurance that these plans and efforts will be successful.

We Need Additional Capital

In the past we have experienced recurring net losses, including net losses of $(510,063) for the fiscal year ended December 31, 2012, and we had an accumulated deficit of $(15,814,009) at December 31, 2012.  We have a severe cash shortage, with approximately $1,000 of cash on hand at October 10, 2013.

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

Control by Management and Directorship

Our company is effectively controlled by Management, specifically Messrs. Robert W. Chance, and Jeremy Briggs (“Management”), who collectively own approximately 16% (as of October 10, 2013) of our outstanding common stock, and specifically Messrs. Sean Sego, and Tom Sego, who hold a position on our board of directors own 7% of the Company’s outstanding common stock for a total controlled ownership of 23%.  While we intend to pursue our business strategy as set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, issue additional shares of capital stock and generally to direct our affairs and the use of all funds available to us.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our current stockholders.

Dependence on Management

Our success is dependent upon the active participation of our Management.  We have entered into employment agreements (i) with Mr. Chance, for an initial two-year term which expired February 14, 2009, and continues annually thereafter, and (ii) with Mr. Briggs which expired on December 31, 2012, as of January 1, 2013, we placed Mr. Briggs on a consulting agreement and have accrued his services under professional fees, until such time as we are able to execute our acquisition strategy. In addition, we do not maintain any "key man" insurance on any of their lives.  In the event we should lose the services of any of their people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

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

None

ITEM 3:                      LEGAL PROCEEDINGS

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

On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $200,000 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials.

ITEM 4:                      MINE SAFETY DISCLOSURES

None

PART II

ITEM 5:                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Markets under the symbol “NASV.QB” since October 12, 2007. The quarterly high and low close information on the OTC Markets of our common stock for each full quarterly period is as follows:

Fiscal Year Ending December 31, 2012:	High	Low
Fourth Quarter	$0.0011	$0.0004
Third Quarter	0.0018	0.0005
Second Quarter	0.009	0.001
First Quarter	0.006	0.0014

Fiscal Year Ending December 31, 2011:	High	Low
Fourth Quarter	$0.07	$0.01
Third Quarter	0.08	0.04
Second Quarter	0.10	0.07
First Quarter	0.10	0.05

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Sales of Unregistered Securities

All transactions within the year involving our sales of our securities were disclosed under our reviewed financials Form 10-Q for fiscal year 2012 and our audited financial statement in this Form 10K for fiscal year 2012, for the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

Holders

As of October 10, 2013, we had 532,560,872 shares of common stock issued and outstanding and approximately 485 shareholders of record of our common stock.

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

Executive Overview

Overview:

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At October 10, 2013, our cash on hand was approximately $1,000, and our operating revenues are insufficient to fund our operations.  Consequently, our audited December 31, 2012 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to expand our operations through acquisition in 2013 and beyond. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use NAS for financial reporting purposes and other financial projections. However, we can give no assurance that these plans and efforts will be successful (See Item 8, Financial Statements and Supplementary Data).

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

Results of Operations for the Fiscal Years Ended December 31, 2012 and 2011

Summary of Consolidated Results of Operations

	Year Ended December 31,
	2012	2011	%Change

Revenue	$--	$385,242	(100	) %
Cost of revenue	--	626,595	(100	) %
Total gross loss	--	(241,353)	100%

Operating expenses:
Selling, general and administrative expenses	131,252	817,676	(84	) %
Consulting fees	--	103,667	100%
Professional fees and related expenses	186,276	612,258	(70	) %
Gain on extinguishment of accounts payable	(51,273)	--	100%

Operating loss	(266,255)	(1,774,954)	(83	) %

Loss on disposal of fixed asset	12,429	15,020	(17	) %
Allowance for stock receivable	--	17,343	100%
Interest expense, net	320,655	534,191	(40	) %
Fair value of derivative liability	(113,026)	113,026	200%
Gain on debt extinguishment	--	(2,999,115)	(100	) %
Loss on default on debt	23,750	--	100%
Net income (loss)	$(510,063)	$544,581	(194	) %

Operating loss; Net income (loss). For the year ended December 31, 2012, compared to the year ended December 31, 2011, we had a decrease in revenues of $(385,242), or (100)%, and a decrease in our cost of revenue $(626,595), or (100)% Our operating loss decreased by $1,508,699, or 83%, to $(266,255). Out net income decreased by $(1,054,644) or (194)% to $(510,063) due to the non-reoccurring gain on debt extinguishment for Trafalgar in 2011, offset by a decrease in interest expense due to the settlement of Trafalgar. We attributed our decrease in operating revenues due to the closing of our subsidiaries. We also attribute a gain on extinguishment of accounts payable to our write-off of accounts payable as of December 31, 2012, in the amount of $51,273.

Interest Expense, net.  Interest expense, net decreased by $215,718, or 40%, to $320,655, due to the settlement of Trafalgar debt and note interest incurred for the year ending December 31, 2012.

Gain / loss on extinguishment of debt.  This is a non-recurring, non-cash economic event, of our write-off of Trafalgar debt in the comparative period of December 31, 2011, which increased our net income to $544,581. In the current year ending December 31, 2012, we incurred an adjustment to our noted derivative in the amount of $113,026, write off of our remaining fixed assets $12,429, a loss on default of our debt $23,750, and additional gain on our extinguishment of accounts payable in the amount of $51,273.

Financial Condition

Summary of Consolidated Balance Sheets

	December 31,
	2012	2011	% Change
CASH	$652	$1,371	(52)%
ACCOUNTS RECEIVABLE, NET	--	3,252	(100)%
TOTAL CURRENT ASSETS, OTHER	--	22,000	(100)%
OTHER ASSETS	--	12,723	(100)%
TOTAL ASSETS	$652	$39,346	(98)%

TOTAL CURRENT LIABILITIES, OTHER	$3,539,638	$3,178,562	12%
LONG TERM LIABILITIES	--	120,135	(100)%
TOTAL LIABILITIES	3,539,638	3,298,697	7%

STOCKHOLDER’S DEFICIT	(3,538,986)	(3,259,351)	9%
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$652	$39,346	(98)%

Assets:  At December 31, 2012, our consolidated total assets decreased by $(38,694), or (98)%, to $652, due to the write off of our remaining fixed assets, no additional accounts receivable, and limited cash funds.

Liabilities:  At December 31, 2012, our consolidated total liabilities increased by $240,941, or 7%, to $3,539,638, due to our increase in our accrued liabilities attributable to our accrual of our payroll tax and outstanding payroll liability to our former employees, and including interest on our outstanding accounts payable and notes payable. As we have been unable to pay the payroll tax, we have accrued for both the penalties and interest to date. We are actively seeking additional funding to pay these obligations.

Stockholders’ Deficit:  Our consolidated stockholders’ deficit increased by $279,635, or 8%, to $3,538,986 primarily due to the Company’s net loss.

Revenue by Service Type
	Year Ended December
	2012		2011
Project revenue (generally fixed price)	$--	0%	$323,500	84%
Service revenue (generally time and materials)	--	0%	61,742	16%
Total revenue	$--	0%	$385,242	100%

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

Commitment and Contingencies

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our outstanding balance owed to Summit Electric was $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of December 31, 2012, the Company had paid this vendor in full and noted a gain on extinguishment of an outstanding payable in the amount of $51,273.

As of November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal.

On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $200,000 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials.

Off-Balance Sheet Arrangements

At December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn has had a severe effect on us.  For the year ended December 31, 2012, our accounts receivable were $0, a decrease of $3,252, or 100%, due to an entry of all of our subsidiaries into dormancy, compared to December 31, 2011. As of October 10, 2013 our cash on hand was approximately $1,000.

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in late 2013.

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

Summary of Consolidated Cash Flow for the year ended December 31, 2012 and 2011 (rounded)

Our total cash decreased approximately by $700, or 50%, to $700 for the year ended December 31, 2012, compared to $1,400 for the year ended December 31, 2011. Our consolidated cash flows for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Net cash (used) by operating activities	$(135,000)	$(239,500)
Net cash (used) by investing activities	$--	$--
Net cash provided by financing activities	$134,300	$229,500

Operating Activities: Our total cash used by operating activities decreased by $104,500, or 44%, to $(135,000) for the year ended December 31, 2012, compared to $(239,500) for the year ended December 31, 2011.  The change is primarily due to accrual of liabilities in our operating activities and accretion of our beneficial conversion features on our convertible debt, and a decrease due to our gain in extinguishment of accounts payable, and our reversal of the derivative liability in the first quarter of 2012.

Investing Activities: We had no investing activities for the year ended December 31, 2012 and the year ended December 31, 2011, respectively.

Financing Activities: Our total cash provided by financing activities decreased by $95,200, or (41)%, to $134,300 for the year ended December 31, 2012, compared to $229,500 for the year ended December 31, 2011. The decrease is due in part to our limited funding through our sale of restricted stock and debt facilities.

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

Fluctuations in Stock Price

Our common stock has been quoted on the Pink Sheets since October 12, 2007. Since that date, our common shares have traded on the Pink Sheets between a low of $0.0004 per share and a high of $0.56 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including but not limited to the following: (i) the risk factors described herein; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors’ view of the sectors and markets in which we operate; or (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

The sales of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are affected under Rule 144.  At April 16, 2012 we had outstanding an aggregate of 200,000,000 shares of restricted common stock.  In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company our shares of restricted common stock are eligible for sale under Rule 144 as of October 6, 2009 at which time we became subject to the reporting requirements of the Exchange Act, i.e., our registration statement became effective, and thereafter, have complied with our reporting requirements under the Exchange Act. On March 23, 2012, the Company filed a form DEF 14A which will increase on shareholder approval our authorized common stock from 200,000,000 to 1,000,000,000.

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

ITEM 8:                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of
 NATIONAL AUTOMATION SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
 National Automation Services, Inc.:

We have audited the accompanying balance sheets of National Automation Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2012 and 2011.  National Automation Services, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Automation Services, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the two years ended December 31, 2012 and 2011, in conformity with generally accepted accounting principles in the United States.

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

/s/ Keeton CPA, LLC

Keeton CPA, LLC
Henderson, NV

October 10, 2013

NATIONAL AUTOMATION SERVICES, INC.,
CONSOLIDATED BALANCE SHEETS
	DEC 31, 2012	DEC 31, 2011

ASSETS
CURRENT ASSETS
Cash	$652	$1,371
Accounts receivable, net of allowance of doubtful accounts of $0 and $0	--	3,252
Prepaid fees	--	22,000
Total current assets	652	26,623
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $0 and $24,403	--	12,723
TOTAL ASSETS	$652	$39,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$881,840	$945,417
Accrued liabilities	1,991,847	1,624,157
Current portion of loans, capital leases and line of credit	259,517	232,407
Convertible debt, net of beneficial conversion feature of $5,989 and $12,092	234,261	193,408
Related party payable	172,173	183,173
Total current liabilities	3,539,638	3,178,562
Loans and capital leases	--	7,109
Derivative liability	--	113,026
Total liabilities	3,539,638	3,298,697
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 200,000,000 authorized, 336,424,883 issued and outstanding 2012 and 191,380,081 shares issued and outstanding 2011	336,425	191,380
Additional paid in capital	11,903,613	11,853,215
Stock payable	34,985	--
Accumulated deficit	(15,814,009)	(15,303,946)
Total stockholders’ deficit	(3,538,986)	(3,259,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$652	$39,346

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2012	YEAR ENDED DECEMBER 31, 2011
REVENUE	$--	$385,242
COST OF REVENUE	--	626,595
GROSS LOSS	--	(241,353)

OPERATING EXPENSES
Selling, general and administrative expenses	131,252	817,676
Consulting fees	--	103,667
Professional fees and related expenses	186,276	612,258
Gain on extinguishment of accounts payable	(51,273)	--
TOTAL OPERATING EXPENSES	266,255	1,533,601

OPERATING LOSS	(266,255)	(1,774,954)

OTHER EXPENSE, non-operating
Loss on disposal of fixed asset	12,429	15,020
Allowance for stock receivable	--	17,343
Fair value of derivative liability	(113,026)	113,026
Interest expense, net	320,655	534,191
Loss on default of debt	23,750	--
TOTAL OTHER EXPENSE, non-operating	243,808	679,580

OTHER INCOME – nonrecurring
Gain on debt extinguishment	--	(2,999,115)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(510,063)	544,581

PROVISION FOR INCOME TAXES	--	--

NET (LOSS) INCOME	$(510,063)	$544,581

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$0.00

DILUTED (LOSS) INCOME PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	266,620,012	156,499,920

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	266,620,012	278,146,118

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Payable/ Receivable	Stock Held in Reserve	Accumulated Deficit	Total
		0.001 par value
Balance at December 31, 2010	182,376,315	$182,376	$9,671,931	$(49,843)	$(70,000)	$(15,848,527)	$(6,114,063)

Stock for cash	10,000,000	$10,000	$115,000	$7,500	$--	$--	$132,500
Stock for services	14,946,666	14,947	464,703	25,000	--	--	504,650
Stock prepaid for services	2,000,000	2,000	20,000	--	--	--	22,000
Stock for accrued payroll	4,151,279	4,151	400,726	--	--	--	404,877
Stock for settlement	21,895,821	21,896	783,624	--	--	--	805,520
Stock for conversion of debt	22,816,988	22,817	181,683	--	--	--	204,500
Stock equity drawdown for TriPod	3,193,012	3,193	11,807	--	--	--	15,000
Convertible note (BCF)	--	--	203,741	--	--	--	203,741
Allowance for stock receivable	--	--	--	17,343	--	--	17,343
Return stock for equity draw down agreement (reserve)	(70,000,000)	(70,000)	--	--	70,000	--	--
Net income	--	--	--	--	--	544,581	544,581
Balance at December 31, 2011	191,380,081	$191,380	$11,853,215	$--	$--	$(15,303,946)	$(3,259,351)

Stock for conversion of debt	115,931,471	$115,932	$(20,532)	$--	$--	$--	$95,400
Stock payable for cash, net of offering costs	29,113,331	29,113	8,697	5,000	--	--	42,810
Stock payable fair value equity instrument	--	--	(4,088)	29,985	--	--	25,897
Convertible note (BCF)	--	--	66,321	--	--	--	66,321
Net loss	--	--	--	--	--	(510,063)	(510,063)
Balance at December 31, 2012	336,424,883	$336,425	$11,903,613	$34,985	$--	$(15,814,009)	$(3,538,986)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC 31, 2012	YEAR ENDED DEC 31, 2011
Operating Activities
Net (loss) income	$(510,063)	$544,581
Cash used by operating activities
Allowance for doubtful accounts	--	79,255
Depreciation and amortization	5,294	19,189
Stock for services	--	504,650
Gain on extinguishment of debt	--	(2,999,115)
Allowance for stock receivable	--	17,343
Accretion of convertible notes beneficial conversion feature	72,429	225,861
Loss on disposal of assets	12,429	15,020
Deferred financing fees	--	125,000
Fair value of derivative	(113,026)	113,026
Expenses paid by related party	15,000	--
Fair value of equity instrument	25,897	--
Loss on default of note payable	23,750	--
Gain on extinguishment of accounts payable	(51,273)	--
Changes in assets
Decrease in receivables	3,251	88,780
Decrease in inventories	--	340,519
Decrease in prepaid expenses	22,000	22,667
Decrease in other assets	--	5,535
Changes in liabilities
Increase in accounts payable and accrued liabilities	359,283	658,161
Cash used by operating activities	(135,029)	(239,528)

Investing Activities
	--	--
Cash provided (used) by investing activities	--	--

Financing activities
Proceeds from sale of stock	42,810	132,500
Proceeds from convertible notes	87,500	97,500
Proceeds from loans	15,000	--
Payments for related party loans and capital leases	(11,000)	(505)
Cash provided by financing activities	134,310	229,495

Decrease in cash	(719)	(10,033)
Cash at beginning of year	1,371	11,404

Cash at end of year	$652	$1,371

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Disposal of fixed assets	$29,697	$130,852
Stock issued in settlement of debt	$--	$805,820
Debt and interest converted to stock	$91,500	$204,500
Accounts payable paid with stock	$--	$404,877
Issuance of stock for prepaid expenses	$--	$47,000
Beneficial conversion feature on convertible debt	$(66,321)	$203,741
Assignment of related party debt	$--	$15,000
Accrued interest added to note	$--	$24,000
Convertible notes for expenses paid by related party	$15,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the Securities and Exchange Commission (“SEC”) rules governing a smaller reporting company for both periods of December 31, 2012 and December 31, 2011.

Business Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing, to nuclear power both private and public sectors.

Our business provides a full range of service from design, engineering, installation and maintenance of automation controlled systems and machinery.  We help companies to produce product more efficiently, effectively and measurably through automation maximizing profitability and safety. The Company has strived to position itself as a leading system integrator and certified Underwriters Laboratories panel fabrication facility. The Company currently focuses on two distinct lines of business: (1) industrial automation and control and (2) automation manufacturing, which comprises the bulk of contracts that the Company currently maintains under its building contracts. The Company has subsidiaries which perform the services; one is located in Arizona named Intecon, Inc. and the other was located in Nevada named Intuitive System Solutions, Inc. Intuitive Systems Solutions, Inc., moved operations to Intecon, Inc. in Arizona as an overhead reduction measure as of third quarter 2010. During the fourth quarter 2011 we commenced plans to reorganize Intecon by reducing overall office space and employment to further mitigate overhead requirements. The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. Due to recent economic condition the Company has put both subsidiaries into dormancy.

Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. The Company reclassified the stock held in reserve to common stock. Common stock is presented as net of issued and outstanding and the reserve shares (as noted in our Asher agreements).

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the year ended December 31, 2012, the Company incurred a net loss, resulting in no potentially dilutive common shares, where during the year ended December 31, 2011 the Company incurred a net income, resulting in potentially dilutive common shares.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no operating revenues for the year ended December 31, 2012.  We had recurring net losses of $(510,063) for the year ended December 31, 2012, compared to the net income of $544,581 for the year ended December 31, 2011, and a working capital deficiency of $(3,538,986) at December 31, 2012.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations through acquisition beginning in late 2013. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use the Company for financial reporting purposes and other financial projections. However, we can give no assurance that our business plan will be successful.

NOTE 4: Property and equipment, net

            Property and equipment consists of the following:

	Year Ended December 31,
	2012	2011
Vehicles	$--	$--
Computer and office equipment	--	30,829
Furniture and fixtures	--	6,297
UL Machinery and equipment	--	--
Total property and equipment	--	37,126
Less: accumulated depreciation	--	(24,403)
Property and equipment, net	$--	$12,723

We were unable to make consistent payments to a rental facility which stored our fixed assets. As a result as of December 31, 2012, the storage facility auctioned off our assets to recover expenses, the Company wrote off the remaining fixed assets, recognized a loss on disposal of assets in the amount of $12,429, depreciation expense for the year ended December 31, 2012 and 2011 was $5,294 and $19,189 respectively.

NOTE 5: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of December 31, 2012, and 2011.

	Year Ended December 31,
	2012	2011
South Bay Capital loan at an interest rate 12%	$10,926	$10,926
Trafalgar promissory note	200,000	200,000
Capital lease, line of credit	33,591	28,590
Krochak note	15,000	--
Loans and capital lease sub total	259,517	239,516
Less: current portion loans and capital leases	(259,517)	(232,407)
Total	$--	$7,109

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of December 31, 2012, $10,926 of the debt still remains outstanding with total interest of $44,309; the note is due on demand.

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. The capital lease is a five (5) year lease at $481 per month (see Note 9: Commitments). As of December 31, 2012, the lease is in default as we have not made any payments on the lease since 2011. As indicated in Note 4 all of our fixed assets have been disposed of in 2012. We still owe the outstanding lease even though the fixed assets were disposed.

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of December 31, 2012 was $12,508.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement on the same date (see Note 9: Commitments). The note bears an interest of 12% for 6 months. As of December 31, 2012; we owed $200,000 plus accrued interest in the amount of $24,932.

On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  As of December 31, 2012, we owed $15,000 plus accrued interest in the amount of $1,043.

As of December 31, 2012, the Company noted several vendor payables outstanding. As such we recognized cumulative interest accrued on their outstanding balances in the amount of $101,917.

NOTE 6: Related party transactions

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2012; we owed $2,000 plus accrued interest in the amount of $2,050.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2012; we owed $9,760 plus accrued interest in the amount of $1,952.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2012; we owed $9,500 plus accrued interest in the amount of $1,900.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of December 31, 2012; we owed $71,000 plus accrued interest in the amount of $30,061.  As of December 31, 2012, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2012, we owed $79,913 plus accrued interest in the amount of $58,824.

NOTE 7: Convertible notes

As of December 31, 2012, the following convertible notes payable are outstanding.

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	$124,000	$124,000	$124,000	$84,835
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	5,000	10,000	10,000	1,221
Convertible note issued on March 14, 2012, at a 10% interest rate for six months, convertible to shares of stock at a fixed rate of $0.004 per share	40,000	10,000	10,000	1,567
Convertible note issued on May 9, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	71,250	41,321	35,333	3,791
Total	$240,250	$185,321	$179,332	$91,414

As of December 31, 2012, the Company has converted $10,000 of the $15,000 balance of the convertible noted dated April 29, 2011. We have issued stock in the amount of 16,666,666 for the value of $10,000, and as of December 31, 2012, the remaining amount of the note is $5,000 plus accrued interest.

On May 9, 2012, the Company entered into an additional note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  When those shares are added to the Common Stock Equivalent (“CSE”), there are insufficient common shares authorized to issue stock to Asher in an excess amount of 197,875,575. However, calculation of the CSE without the reserved shares does not exceed the authorized common stock. The 5 “times” of reserved shares are not included in the CSE; per the debt agreement would only convert 1 “time” the amount of shares.  The remaining 4 “times” would not be converted and are in reserve for debt compliance reasons. Therefore, the Company has assessed that the current note from Asher does not trigger a derivative. On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.

On January 4, 2012, the Company entered into a convertible note agreement in the amount of $15,000, with an interest rate of 8% for a nine month period. The funds from the note were sent directly to the Company’s counsel to initiate the submission of our DEF 14A in order to increase our authorized shares of common stock (see Note 11: Stockholder’s deficit). The note has been fully converted as of December 31, 2012.

On June 2, 2011, the Company entered into a convertible note agreement in the amount of $32,500, with an interest rate of 8% for a nine month period. As of December 31, 2012 the Company has fully converted this note.

On April 21, 2011, the Company entered into a convertible note agreement in the amount of $50,000, with an interest rate of 8% for a nine month period. As of December 31, 2012 the Company has fully converted this note.

For the year ended December 31, 2011, due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for convertible instruments, the Company accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative was marked to market through earnings at the end of each reporting period.  As a result, as of December 31, 2011, the Company recorded an expense of $113,026.  As of December 31, 2012, the Company reversed the derivative due to the increase in common stock shares there by relieving the need of derivative liability expense.

NOTE 8: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholder’s deficit
Fair value of equity instrument	$29,985	$29,985
Convertible debt, net of beneficial conversion feature	5,989	5,989
Total	$35,974	$35,974	$--	$--

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholders’ deficit
Derivative liability	$113,026	$113,026
Convertible debt, net of beneficial conversion feature	12,092	12,092
Total	$125,118	$125,118	$--	$--

For the year ended December 31, 2012, we noted additional expenses in the amount of $29,985 due to default terms in one of our investing agreements. It was noted that should our stock price fall below $0.04 per share the Company was to issue additional shares in order to compensate for the value of “twice” the amount of investment. This represents the total value of the stock and has to be revalued quarterly to reflect current changes in market price until such time as the Company issues out the stock compensation.

NOTE 9: Commitments

Operating leases

On September 1, 2008, the Company leased office space for sales in Tuscon, Arizona on a month-to-month basis in the amount of $500 per month under operating lease agreements with original lease periods of up to five (5) years. On June 1, 2011, the Company moved office space under the existing agreement and reduced its rental fees to $305 per month on a month-to-month basis.   As of December 31, 2012, the Company cancelled the month to month lease obligation in Tuscon.

Legal

On June 9, 2010, a writ of garnishment was filed against our subsidiary Intecon’s bank account for our outstanding balanced owed to one of our vendors, Summit Electric. Our outstanding balance owed to Summit Electric was $61,000. This writ was established to collect funds from us by garnishing money in our subsidiaries bank accounts. At the time of the court ordered garnishment the accounts held a balance of $1,200 and have been sent to Summit Electric under the writ.  As of December 31, 2012, the Company had paid this vendor in full and noted a gain on extinguishment of an outstanding payable in the amount of $51,273.

On May 9, 2012, the Company entered into an additional note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  When those shares are added to the Common Stock Equivalent (“CSE”), there are insufficient common shares authorized to issue stock to Asher in an excess amount of 197,875,575. However, calculation of the CSE without the reserved shares does not exceed the authorized common stock. The 5 “times” of reserved shares are not included in the CSE, per the debt agreement would only convert 1 “time” the amount of shares.  The remaining 4 “times” would not be converted and are in reserve for debt compliance reasons. Therefore, the Company has assessed that the current note from Asher does not trigger a derivative. On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.

NOTE 10: Income taxes

At December 31, 2012 and 2011, the Company had federal and state net operating loss carry-forwards of approximately $6,914,000 and $6,390,000, respectively, which begin to expire in 2027. The components of net deferred tax assets, including a valuation allowance, are as follows at December 31 (rounded):

	Year Ended December 31,
	2012	2011
Deferred tax asset:
Net operating loss carry forward	$2,419,800	$2,236,500
Stock based compensation	--	176,600

	2,419,800	2,413,100

Total deferred tax assets	2,419,800	2,413,100
Less: valuation allowance	(2,419,800)	(2,413,100)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $2,419,800 and $2,413,100, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	Year Ended December 31,
	2012	2011

Federal statutory tax rate	35%	35%
State taxes, net of federal benefit	7%	7%
Valuation allowance	(42)%	(42)%
Effective tax rate	0%	0%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued for interest and penalties in the amount of approximately $153,100 and $103,300 for December 31, 2012 and 2011, respectively. This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, were unable to be made for payroll paid prior to 2011, and past payroll tax IRS audit findings for our subsidiaries.

This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, were unable to be made for our payroll accrued for 2012, and 2011 respectively, and past payroll tax IRS audit findings for our subsidiaries.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2012, 2011, 2010 and 2009. The federal (including payroll tax returns) and state filing payments have not been made for 2012, 2011 and 2010 respectively.  The U.S. federal returns are considered open tax years for years 2006 - 2012. There are currently no corporate tax filings under examination by IRS tax authorities.

NOTE 11: Stockholders’ deficit

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

As of December 31, 2012, the Company recorded a stock payable valued at $29,985. (See Note 8: Fair Value for additional information).

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

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	150,000
Exercised, granted, forfeited or expired	(150,000)	$0.05	1.0
Outstanding at December 31, 2012	--	$--	--	$--
Exercisable at December 31, 2012	--	$--	--	$--

NOTE 12: Subsequent events

On April 16, 2013, the Company entered into a promissory note agreement in the amount of $5,000. The Company was to repay this amount back in 30 days. The Company defaulted on this 30 day return of the promissory note and as such we had to issue a stock payable in the amount of 1,000,000 shares of stock. On July 23, 2013, the Company issued out the 1,000,000 shares of restricted common stock at a value of $1,100 or $0.0011 per share to compensate for the interest and delay of repayment.

On July 1, 2013, we amended our promissory note agreement in the amount of $15,000 dated January 4, 2012 to a convertible note which included accrued interest of $1,625. On July 9, 2013, the Company converted the noted and issued stock in the amount of 3,325,000 or $0.005 per share in consideration for the amount of $16,625.

On July 9, 2013, the Company issued 10,000,000 shares of restricted common stock in consideration for the convertible note dated March 14, 2012 in the amount of $40,000. The shares were converted at a price per share of $0.004 per share.

On July 9, 2013, the Company issued 10,092,748 shares of restricted common stock in consideration for service agreement dated July 9, 2013. The services were valued at the closing value of stock on July 9, 2013, in the amount of $11,102 or $0.0011 per share.

On July 22, 2013, the Company issued 6,924,476 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $5,540 or $0.0012 per share.

On July 22, 2013, the Company issued 102,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company.  The services were valued at $81,600 or $0.0008 per share.

On July 22, 2013, the Company issued 9,000,000 shares of restricted common stock in consideration for stock payables valued at $0.005 or $45,000.

On July 25, 2013, the Company issued 2,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $10,000.

On July 25, 2013, the Company issued 2,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $10,000.

On August 15, 2013, the Company issued 12,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company. The services were valued at $20,400 or $0.0017 per share.

On August 15, 2013, the Company issued 6,407,252 shares of restricted common stock in consideration for service agreement dated July 9, 2013. The services were valued at the closing value of stock on August 15, 2013, in the amount of $10,892 or $0.0017 per share.

On August 15, 2013, the Company issued 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon Board meeting minutes dated October 9, 2010, the Company issues stock in lieu of cash at a value of $0.10 per share or $349,172.

On August 15, 2013, the Company issued 100,000 shares of restricted common stock in consideration for services rendered by a former employee of the Company. The Company issued stock in inconsideration of employee agreement dated May 5, 2011, in the amount of $0.05 per share or $5,000.

On August 15, 2013, the Company issued 5,000,000 shares of restricted common stock in consideration for consulting services rendered for the Company. The stock is valued at $0.0017 per share or $8,500.

On August 15, 2013, the Company issued 10,000 shares of restricted common stock in consideration for legal services rendered for the Company. The stock is valued at $0.03 per share or $300.

On August 15, 2013, the Company issued 20,334,792 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $16,268 or $0.0012 per share

On August 22, 2013, the Company granted 7,496,036 shares of restricted common stock in final consideration for the convertible note dated April 29, 2011. The original amount of the note was $15,000. The final conversion was valued at $0.00084 per share or $6,298 including principle and interest.

On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $200,000 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials.

On September 9, 2013, the Company issued 2,500,000 of restricted common stock in consideration for services provided to the Board of Directors of the Company. The shares were valued at $0.0038 or $9,500.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None

ITEM 9A:                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have sufficient control over our written agreements, and effective communication of such agreements with executive management. Management evaluated the impact of our failure to have sufficient control over our written agreements and communication and has concluded that the control deficiency that resulted represented a material weakness.

We have had non-timely filing issues in regards to our recent Securities and Exchange Commission (SEC) filings. Non timely filing is a disclosure control which we have had little success in correcting over the past three months ending December 31, 2012. Management evaluated the impact of our failure to have timely filing requirements of our financial statements on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending December 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We intend to ratify in board resolutions that all written agreements will be maintained by the financial officer of the Company. This individual will ensure that all documents will be properly accounted for and that all compensation or remediation of agreements will be brought to the attention of the Board of Directors on an annual basis or as needed by the Board.

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

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM9B:	OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position
Robert W. Chance	56	Director, President and Chief Executive Officer of NAS

Sean Sego	44	Director, Secretary of Board of Directors

Jeremy W. Briggs	37	Vice President, Principal Financial Officer NAS

Tom Sego	47	Independent Director of the Board of Directors

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

Sean Sego joined the board of directors for NAS on April 19, 2012 and replaces Manuel Ruiz as secretary. A graduate from Indiana State University, Mr. Sego brings many years of experience in the Financial Services Industry including Ameriprise Financial Services, Waddell and Reed and now over the past six years, serving as Senior Partner at Intrinsic Value Capital Management.

Jeremy Briggs has served as our Principal Financial Officer since January 1, 2009.  He also has served as our Vice President and Chief Accounting Officer since January 2009 (he has worked for us since July 2008, originally as Senior Accountant, and from October through December 2008 as Controller) and he is responsible for directing our overall accounting policies and functions.

Tom Sego is currently CEO of SouthInk, a fast growing international wine distributor.  Previous to his current position he also worked at Apple for 9 years.  Most notably he served as head of World Wide Sales and Sales Support, reporting directly to Tim Cook, the now current CEO and successor of Steve Jobs.   He managed 6 different divisions while at Apple and was responsible for expanding an experimental program from 300 stores to 2600 stores in 24 months, accounting for a large amount of Apple's growth during that period. Before Apple, Tom worked at Alta Vista in business analysis and product management. Tom also performed merger and acquisition work in business development at Emerson Electric after getting his MBA from Harvard Business School.  Before business school Tom held various engineering positions at Eli Lilly and Caterpillar.

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

Family Relationships

Currently our Board of Directors has two (2) independent directors which are related.

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

ITEM 11:                      EXECUTIVE COMPENSATION

The following table sets forth all compensation earned during the fiscal years ended December 31, 2012, 2011 and 2010, by (i) our Chief Executive Officer (principal executive officer), (ii) our Principal Financial Officer, (iii) our Vice President, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $60,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Name & Principal Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Chance,	2012	48,000	0	0	0	0	0	48,000
	2011	78,000	0	0	0	0	0	78,000
PEO Chief Executive Officer	2010	76,000	0	0	0	0	0	76,000
Jeremy W. Briggs,	2012	58,300	0	0	0	0	0	58,300
	2011	75,000	0	58,000	0	0	0	133,000
Principal Financial Officer	2010	61,600	0	61,600	0	0	0	122,600

(1)
In 2011 we issued to these individual 1,750,000 shares of our common stock based upon their employment agreements, (see Item 13 Certain Relationships and Related Transactions, and Director Independence – Compensation).

(2)
In 2009 we imposed a temporary 20% salary reduction on our employees and a temporary 50% salary reduction on our senior management the dollar value represents base salary (cash and non-cash) earned. As of January 1, 2012, we placed Mr. Briggs on a consulting agreement and have accrued his services under professional fees, until such time as we are able to execute our acquisition strategy. For the Fiscal year end 2011 and 2012, the Company has accrued salaries for the PEO Chief Executive Officer. These salaries accrued have not been paid to the Chief Executive Officer nor will they be paid to him. As of October 10, 2013, Mr. Chance has forgiven all past accrued salaries.

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

Jeremy Briggs.  On July 28, 2008, we entered into an employment agreement with Jeremy Briggs, as amended January 1, 2009, under which he agreed to devote his full working time as a Vice President and our Chief Accounting Officer.  Pursuant to the agreement, we agreed to pay Mr. Briggs a salary at the rate of $85,000 per year, to issue to him 250,000 shares of common stock which we valued at $32,500, and to provide him with such supplemental benefits as we may from time to time prove to our full-time employees in similar positions as Mr. Briggs.  On January 17, 2011, we amended our employment agreement with Jeremy Briggs increasing his current salary of $85,000 to $100,000 and awarding him 750,000 shares of common stock as a retention bonus (see employment agreement as exhibited). As of January 1, 2012, we placed Mr. Briggs on a consulting agreement and have accrued his services under professional fees, until such time as we are able to execute our acquisition strategy.

Termination of Employment or Change in Control Arrangements

Except as disclosed in this Form 10-K, there are no compensatory plans or arrangements with any named executive officer (including payments to be received from our parent company or any of our subsidiaries), which result or will result from the resignation, retirement or any other termination of employment of such named executive officer or from a change of control of our parent company or any of our subsidiaries or any change in such named executive officer’s responsibilities following a change in control.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

None

Ownership of Management

The following table sets forth certain information as of October 10, 2013 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)	Percent of Class (2)
Common Stock	Robert W. Chance(3)	42,324,872	8%
Common Stock	Jeremy Briggs(4)	39,513,654	8%
Common Stock	Sean Sego	38,000,000	7%
Common Stock	Tom Sego	2,500,000	>1%
Common Stock	All Executive Officers and
	Directors as a Group (4 persons)

(1)
Each person named is an executive officer or a director. Except as otherwise indicated, the address of each beneficial owner is c/o National Automation Services, Inc., P.O. Box 400775 Las Vegas, NV 89140.

(2)
Applicable percentage ownership is based on 532,560,872 shares of our common stock outstanding as of October 10, 2013, as provided by our Transfer Agent, which systematically makes the calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
Each individual formerly was a principal shareholder of ISS, and in connection with our October 2, 2007 reverse merger he executed a lockup agreement in which he agreed not to sell any of the 7,333,333 shares he received in that transaction for two years, other than in a private sales transaction approved in advance by Ronald Williams (the President of T-Beck Capital, Inc., who died in March 2009) or Joseph Pardo, each of whom we deemed to have been a “promoter” following such reverse merger.  See Item 13 below, “Certain Relationships and Related Transactions, and Director Independence – Promoters and Control Persons.”

(4)	Includes 26,154 shares held by immediate family members.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

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

Transaction with related persons

Described below are certain transactions and currently proposed transactions, from January 1, 2009, the beginning of our last two fiscal years, between us and our named executive officers, our directors and the beneficial owners of 5% or more of our common stock (being the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years), other than compensation arrangements that are otherwise described under “Executive Compensation.”

Borrowings:

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2012; we owed $2,000 plus accrued interest in the amount of $2,050.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2012; we owed $9,760 plus accrued interest in the amount of $1,952.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2012; we owed $9,500 plus accrued interest in the amount of $1,900.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of December 31, 2012; we owed $71,000 plus accrued interest in the amount of $30,061.  As of December 31, 2012, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2012, we owed $79,913 plus accrued interest in the amount of $58,824.

Compensation, Etc.

We also have issued to our named executive officers common stock as compensation in addition to the amounts of salary set forth in their respective employment agreements, as follows:

To Robert Chance: On July 23, 2013, we issued 34,000,000 shares for Board services.

To Sean Sego: On July 23, 2013, we issued 34,000,000 shares for Board services

To Jeremy Briggs:  On July 23, 2013, we issued 34,000,000 shares for Board services

To Sean Sego: On August 1, 2013, we issued 4,000,000 shares for Board services

To Robert Chance: On August 1, 2013, we issued 4,000,000 shares for Board services

To Jeremy Briggs:  On July 23, 2013, we issued 4,000,000 shares for Board services

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

Director Independence

As of October 10, 2013, we currently have two (2), individuals serving on our board which we deem independent directors of the Company set forth in NASDAQ Rule 5605(a)(2).

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of its annual financial statements and reviews of the financial statements included in the Company's Forms 10-Q’s for fiscal year 2012 and 10-K’s for fiscal 2012 and 2011 were approximately $33,000 and  $55,000, respectively.

Other Fees

For 2012 and 2011, we incurred no other fees to Lynda R. Keeton, CPA, LLC, Certified Public Accountants, for products and services other than the services reported above.

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

10.9	Security Agreement dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.10	Revolving Note issued December 18, 2008 by National Automation Services, Inc., Intecon, Inc. and Intuitive System Solutions, Inc. to Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.11	Guaranty dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.12	Personal Guaranty dated December 18, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.13	Employment Agreement of Robert Chance.(1)

10.14	Employment Agreement of Manuel Ruiz.(1)

10.15	Employment Agreement of Jody Hanley.(1)

10.16	Employment Agreement of Brandon Spiker.(1)

10.17	Employment Agreement of David Marlow.(1)

10.18	Operating Lease Agreement dated January 1, 2008 with Jody Hanley.(1)

10.19	Nevada lease agreements.(1)

10.20	Arizona lease agreements (1)

10.21	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Jody Hanley.(1)

10.22	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Robert O’Connor.(1)

10.23	Lock Up Letter Agreement between T-Beck Capital, Inc. and Robert Chance, Jody Hanley and Manuel Ruiz, dated August 9, 2007.(3)

10.24	Summary of February 2008 Oral Loan Agreement with Robert Chance.(2)

10.25	Summary of July 25, 2008 Oral Loan Agreement with South Bay Capital, Inc. (2)

10.26	Termination Agreement with Control Engineering, Inc., dated September 18, 2009.(2)

10.27	Investment Banking Agreement with T-Beck Capital, dated October 2, 2007.(2)

10.28	Consulting Agreement with Draco Financial LLC, dated April 18, 2008.(2)

10.29	Consulting Agreement with Viard Consulting Services, dated July 16, 2008.(2)

10.30	Consulting Agreement with Gianpiero Balestrieri, dated July 16, 2008.(2)

10.31	Employment Agreement with Jeremy Briggs, dated July 28, 2008.(4)

10.32	Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(4)

10.33	Amendment, dated March 1, 2010, to Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(5)

10.34	Consulting agreement dated May 29, 2009 by and between National Automation Services, Inc. and Keros Capital (7)

10.35	Promissory note dated September 11, 2009 by and between National Automation Services, Inc. and Brandon Spiker (7)

10.36	Consulting agreement dated October 16, 2009 by and between National Automation Services, Inc. and Selective Consulting (7)

10.37	Convertible note dated November 9, 2009 by and between National Automation Services, Inc. and Joan Dougherty (7)

10.38	Convertible note dated November 10, 2009 by and between National Automation Services, Inc. and Eugene Ingles III (7)

10.39	Convertible note dated December 15, 2009 by and between National Automation Services, Inc. and Mark Ingles (7)

10.40	Convertible note dated December 22, 2009 by and between National Automation Services, Inc. and Eugene Ingles IV (7)

10.41	Consulting agreement dated January 27, 2010 by and between National Automation Services, Inc. and Quality Stocks (7)

10.42	Consulting agreement dated February 1, 2010 by and between National Automation Services, Inc. and Harbour Capital (7)

10.43	Securities Purchase Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.44	Registration Rights Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.45	Convertible note dated September 1, 2010 by and between National Automation Services, Inc. and Steven Seeley (9)

10.46	Convertible note dated September 21, 2010 by and between National Automation Services, Inc. and Michael Hayak (9)

10.47a	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.47b	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.48	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and David Marlow (9)

10.49	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and James Jesse (9)

10.50	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and Brandon Spiker (9)

10.51	Consulting agreement dated September 21, 2010 by and between National Automation Services, Inc. and Quality Stocks (9)

10.52	Consulting agreement dated April 10, 2010 by and between National Automation Services, Inc. and Lord & Benoit (9)

10.53	Consulting agreement dated September 24, 2010 by and between National Automation Services, Inc. and Tribe Communication (Robert Sullivan) (9)

10.54	Promissory note dated March 21, 2011 by and between National Automation Services, Inc. and Trafalgar Capital (disclosed as exhibit I in the settlement agreement filed in 8K on March 29, 2011) (9)

10.55	Consulting agreement dated March 3, 2011 by and between National Automation Services, Inc. and Lighthouse Capital (9)

10.56	Addendum, dated January 17, 2011, to Jeremy Briggs Employment Agreement(9)

10.57	Addendum, dated January 17, 2011, to Brandon Spiker Employment Agreement(9)

10.58	Addendum, dated December 30, 2010, to David Marlow Employment Agreement(9)

10.59	Settlement agreement dated March 25, 2011 by and between National Automation Services, Inc. and Trafalgar Capital in conjunction with litigation between both parties (8)

10.60	Finder’s Fee agreement dated March 15, 2011 by and between National Automation Services, Inc. and Newport Coast Securities (9)

10.61	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan. (10)

10.62	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan. (10)

10.63	Convertible note dated April 18, 2011 by and between National Automation Services, Inc. and Asher Enterprises. (10)

10.64	Convertible note dated June 2, 2011 by and between National Automation Services, Inc. and Asher Enterprises. (10)

10.65	Service agreement dated November 28, 2011 by and between National Automation Services, Inc. and Newport Coast Securities. (10)

10.66	Service agreement dated April 14, 2011 by and between National Automation Services, Inc. and Versant Funding LLC. (10)

10.67	Securities and collateral agreement dated April 29, 2011 by and between National Automation Services, Inc. and TriPod Group LLC. (10)

10.68	Service agreement dated June 30, 2011 by and between National Automation Services, Inc. and Tribe Communications, Inc. (Robert Sullivan)(10)

10.69	Service agreement dated September 1, 2011 by and between National Automation Services, Inc. and National Financial Communications Corporation. (10)

10.70	Service agreement dated April 26, 2011 by and between National Automation Services, Inc. and Mass Media 77. (10)

10.71	Convertible note dated May 8, 2012 by and between National Automation Services, Inc. and Asher Enterprises. (*)

10.72	Service agreement dated June 26, 2012 by and between National Automation Services, Inc. and Mass Media 77. (*)

10.73	Convertible note dated March 14, 2012 by and between National Automation Services, Inc. and Ronald Krochak. (*)

10.74	Promissory note dated January 4, 2012 by and between National Automation Services, Inc. and Ronald Krochak (*)

10.75	Service agreement dated March 23, 2012 by and between National Automation Services, Inc. and Newport Coast Securities. (*)

10.76	Service agreement dated May 8, 2012 by and between National Automation Services, Inc. and Newport Coast Securities. (*)

10.77	Convertible note dated January 6, 2012 by and between National Automation Services, Inc. and Asher Enterprises. (*)

14.1	Code of Ethics (NAS Company code of conduct) (9)

21.1	Subsidiaries (9)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

99.1	Disclosure Policy(1)
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
Filed as exhibits on audited form 10-K on April 14, 2011(9)
Filed as exhibits on audited form 10-K on April 14, 2012(10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.
(Registrant)

Date: October 10, 2013

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Principal Financial Officer