Form 10-Q
period 2013-03-31
National Automation Services Inc
filed 2013-10-10
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

NATIONAL AUTOMATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

P.O. Box 400775 Las Vegas, Nevada 89140
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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 10, 2013
Common Stock, $.001 par value	532,560,872

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	MAR 31, 2013	DEC 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,232	$652
Total current assets	9,232	652
TOTAL ASSETS	$9,232	$652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$881,840	$881,840
Accrued liabilities	2,092,459	1,991,847
Current portion of loans, capital leases and line of credit	259,517	259,517
Convertible debt, net of beneficial conversion feature of $0 and $5,989	240,250	234,261
Related party payable	172,173	172,173
Total current liabilities	3,646,239	3,539,638
Total liabilities	3,646,239	3,539,638
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 336,424,883 issued and outstanding and 336,424,883 shares issued outstanding, respectively	336,425	336,425
Additional paid in capital	11,906,214	11,903,613
Stock payable	35,904	34,985
Accumulated deficit	(15,915,550)	(15,814,009)
Total stockholders’ deficit	(3,637,007)	(3,538,986)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,232	$652

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2013	THREE MONTHS ENDED MAR 31, 2012
REVENUE	$--	$--
COST OF REVENUE	--	--
GROSS LOSS	--	--

OPERATING EXPENSES
Selling, general and administrative expenses	14,961	71,995
Professional fees and related expenses	15,320	61,603
TOTAL OPERATING EXPENSES	30,281	133,598

OPERATING LOSS	(30,281)	(133,598)

OTHER EXPENSE, non-operating
Interest expense, net	71,260	54,439
Fair value of derivative liability	--	(113,026)
TOTAL OTHER EXPENSE, non-operating	71,260	(58,587)

LOSS BEFORE PROVISION FOR INCOME TAXES	(101,541)	(75,011)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(101,541)	$(75,011)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTIVE	336,424,883	198,712,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	THREE MONTHS ENDED MAR 31, 2013	THREE MONTHS ENDED MAR 31, 2012
Operating Activities
Net loss	$(101,541)	$(75,011)
Cash used by operating activities
Depreciation and amortization	--	2,367
Stock for services	--	3,520
Accretion of convertible notes beneficial conversion feature	5,989	16,705
Deferred financing fees	--	(113,026)
Expenses paid by related party	--	15,000
Fair value of equity instrument	(16,480)	--
Changes in assets
Decrease in receivables	--	3,252
Decrease in prepaid expenses	--	21,690
Changes in liabilities
Increase in accounts payable and accrued liabilities	100,612	82,153
Cash used by operating activities	(11,420)	(43,350)

Investing Activities
	--	--
Cash used by investing activities	--	--

Financing activities
Proceeds from note payable	--	15,000
Proceeds from convertible notes	--	40,000
Proceeds from sale of stock	20,000	8,000
Cash provided by financing activities	20,000	63,000

Increase in cash	8,580	19,650
Cash at beginning of the year	652	1,371

Cash at end of the period	$9,232	$21,021

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock for conversion of debt	$--	$4,500
Beneficial conversion feature on convertible debt	$--	$25,000
Convertible note for expenses paid by related party	$--	$15,000

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for the period ended March 31, 2013 and 2012, respectively.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s annual Report on Form 10-K filed with the SEC, from which the balance sheet information as of December 31, 2012 was derived.

Business Overview

NAS is a public holding company that serves the Industrial Automation market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing to nuclear power, both private and public sectors.

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.  As of March 31, 2013, the Company has two (2) subsidiaries which are dormant with no production. One is located in Nevada and the other is located in Arizona.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. For the three months ended March 31, 2013, the Company had incurred a net loss.

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

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In December 2011, the FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company adopted this update retrospectively for periods beginning after January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Issued

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues were insufficient to fund our operations.  We had reoccurring net operating losses of $(101,541) for the three months ended March 31, 2013, compared to the net operating loss of $(75,011) for the three months ended March 31, 2012, and a working capital deficiency of $(3,637,007) at March 31, 2013.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations purely through acquisition beginning in fourth quarter 2013. Acquisitions are an important part of our growth strategy. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use NAS for financial reporting purposes and other financial projections. However, we can give no assurance that these plans and efforts will be successful.

NOTE 4: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of March 31, 2013, and December 31, 2012.

	MAR 31, 2013	DEC 31, 2012
South Bay Capital loan at an interest rate 12%	$10,926	$10,926
Trafalgar promissory note	200,000	200,000
Capital lease, line of credit	33,591	33,591
Krochak promissory note	15,000	15,000
Loans and capital lease sub total	259,517	259,517
Less: current portion loans and capital leases	(259,517)	(259,517)
Total	$--	$--

On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  As of March 31, 2013, we owed $15,000 plus accrued interest in the amount of $1,305.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement. The note bears an interest of 7% annum, and is now due on demand. As of March 31, 2013, we owed $200,000 plus accrued interest in the amount of $28,432. As of March 31, 2013, the promissory note with Trafalgar Capital is in default due to nonpayment. The default accelerates the principal and interest payments to be due on demand.

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of March 31, 2013, $10,926 of the debt still remains outstanding with total interest of $44,632, and the note is due on demand.

On January 15, 2009, the Company entered into a fair market value capital lease with Konika Copiers. The lease was over a 60 month period; with present lease payments exceeding 90% of fair market value of the property. As of March 31, 2013 the lease is in default, we have not made any payments on the lease since 2011. As such we still owe the lease even though all assets were disposed.

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of March 31, 2013 was $7,287.

As of March 31, 2013, the Company noted several vendor payables outstanding. For the three months ended, we recognized cumulative interest accrued on their outstanding balances in the amount of $25,480, which has been included in accrued liabilities.

NOTE 5: Related party transactions

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of March 31, 2013, we owed $2,000 plus accrued interest in the amount of $2,100.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of March 31, 2013, we owed $9,760 plus accrued interest in the amount of $2,196.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of March 31, 2013, we owed $9,500 plus accrued interest in the amount of $2,138.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of March 31, 2013, we owed $71,000 plus accrued interest in the amount of $31,836.  As of March 31, 2013, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of March 31, 2013, we owed $79,913 plus accrued interest in the amount of $60,821.

NOTE 6: Convertible notes

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	$124,000	$124,000	$124,000	$97,032
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	5,000	10,000	10,000	1,295
Convertible note issued on March 14, 2012, at a 10% interest rate for six months, convertible to shares of stock at a fixed rate of $0.004 per share	40,000	10,000	10,000	2,076
Convertible note issued on May 9, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	71,250	41,321	41,321	7,656
Total	$240,250	$185,321	$185,321	$108,059

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  When those shares are added to the Common Stock Equivalent (“CSE”), there are insufficient common shares authorized to issue stock to Asher in an excess amount of 318,524,159. However, calculation of the CSE without the reserved shares does not exceed the authorized common stock. The 5 “times” of reserved shares are not included in the CSE, per the debt agreement would only convert 1 “time” the amount of shares.  The remaining 4 “times” would not be converted and are in reserve for debt compliance reasons. Therefore, the Company has assessed that the current note from Asher does not trigger a derivative. On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.

NOTE 7: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Fair value of equity instrument	$10,903	$10,903
Total	$10,903	$10,903	$--	$--

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Fair value of equity instrument	$29,985	$29,985
Convertible debt, net of beneficial conversion feature	$5,989	$5,989	$--	$--
Total	$35,974	$35,974	$--	$--

For the year ended December 31, 2012, we noted additional expenses in the amount of $29,985 due to default terms in one of our investing agreements. It was noted that should our stock price fall below $0.04 per share the Company was to issue additional shares in order to compensate for the value of “twice” the amount of investment. This represents the total value of the stock and has to be revalued quarterly to reflect current changes in market price until such time as the Company issues out the stock compensation. As of March 31, 2013, the Company re-evaluated the market price of the fair value equity instrument to $10,903.
NOTE 8: Commitments

Legal

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  When those shares are added to the Common Stock Equivalent (“CSE”), there are insufficient common shares authorized to issue stock to Asher in an excess amount of 318,524,159. However, calculation of the CSE without the reserved shares does not exceed the authorized common stock. The 5 “times” of reserved shares are not included in the CSE, per the debt agreement would only convert 1 “time” the amount of shares.  The remaining 4 “times” would not be converted and are in reserve for debt compliance reasons. Therefore, the Company has assessed that the current note from Asher does not trigger a derivative. On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.

As of June 30, 2012, the promissory note with Trafalgar Capital is in default due to nonpayment. The default accelerates the principal and interest payments to be due on demand (see Note 10: subsequent events).

NOTE 9: Stockholders’ deficit

Preferred Stock

Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

Common Stock

On January 15, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of March 31, 2013, the Company has not issued these shares.

On March 22, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of March 31, 2013, the Company has not issued these shares.

On March 25, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of March 31, 2013, the Company has not issued these shares.

On March 28, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of March 31, 2013, the Company has not issued these shares.

As of March 31, 2013, the Company recorded a stock payable valued at $10,903. (See Note 7: Fair Value for additional information).

NOTE 10: Subsequent events

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At October 10, 2013, our cash on hand was approximately $1,000, and our operating revenues are insufficient to fund our operations.  Consequently, our reviewed March 31, 2013 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

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

Shares issued to employees are expensed upon issuance.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Summary of Consolidated Results of Operations

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	%Change

Revenue	$--	$--	(100)%
Cost of revenue	--	--	(100	) %
Total gross deficit	--	--	(100	) %

Operating expenses:
Selling, general and administrative expenses	14,961	71,995	(79	) %
Professional fees and related expenses	15,320	61,603	(75	) %

Operating loss	(30,281)	(133,598)	(77	) %

Interest expense, net	71,260	54,439	31%
Fair value of derivative liability	--	(113,026)	(100	) %

Net income (loss)	$(101,541)	$(75,011)	35%

Operating loss; Net loss. For the three months ended March 31, 2013, compared to the three months ended March 31, 2012, our operating loss decreased by $103,317, or 77%, to $(30,281). Our net loss increase by $26,530, or 35%, to $(101,541).  The increase in our net loss in comparison to the same period last year was the increase in interest for our notes and payables outstanding, and the removal of our derivative liability.

Interest Expense, Net:  Interest expense, net increased by $16,821, or 31%, to $71,260, and is primarily attributable to the interest expense on our convertible notes, and accrued interest on our outstanding payables.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

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

Summary of Consolidated Cash Flow for the three months ended March 31, 2012 and 2011(rounded)

Our total cash decreased approximately by $11,800, or 56%, to $9,200 for the three months ended March 31, 2013, compared to $21,300 for the three months ended March 31, 2012. Our consolidated cash flows for the three months ended March 31, 2013, and 2012 were as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net cash (used) by operating activities	$(11,400)	$(43,400)
Net cash (used) by investing activities	$--	$--
Net cash provided by financing activities	$20,000	$63,000

Operating Activities: Our total cash (used) by operating activities increased by $32,000, or (74)%, to $(11,400) for the three months ended March 31, 2013, compared to $(43,400) for the three months ended March 31, 2012.  The changes is due to removal of the derivative liability, increase in our accounts payable and increase in our overall net loss.

Investing Activities: We had no investing activities period ended March 31, 2013 and period ended March 31, 2012, respectively

Financing Activities: Our total cash provided by financing activities decreased by $43,000, or 68%, to $20,000 for the period three months ended March 31, 2013, compared to $63,000 for the three months ended March 31, 2012. The decrease is due in part to our limited funding through our sale of restricted stock and debt facilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have sufficient control over our written agreements, and effective communication of such agreements with executive management. Management evaluated the impact of our failure to have sufficient control over our written agreements and communication and has concluded that the control deficiency that resulted represented a material weakness.

We have had non-timely filing issues in regards to our recent Securities and Exchange Commission (SEC) filings. Non timely filing is a disclosure control which we have had little success in correcting over the past three months ending March 31, 2013. Management evaluated the impact of our failure to have timely filing requirements of our financial statements on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  When those shares are added to the Common Stock Equivalent (“CSE”), there are insufficient common shares authorized to issue stock to Asher in an excess amount of 318,524,159. However, calculation of the CSE without the reserved shares does not exceed the authorized common stock. The 5 “times” of reserved shares are not included in the CSE, per the debt agreement would only convert 1 “time” the amount of shares.  The remaining 4 “times” would not be converted and are in reserve for debt compliance reasons. Therefore, the Company has assessed that the current note from Asher does not trigger a derivative. On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.

On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $200,000 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Noted in our registration statement Form 10, Form 10-K, and Form 10-Q, we have had no sales of unregistered securities within the past three months. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3.  Defaults Upon Senior Securities

On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal

As of June 30, 2012, the promissory note with Trafalgar Capital is in default due to nonpayment. The default accelerates the principal and interest payments to be due on demand. On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $200,000 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials.

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
  * Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability. To be filed with amendment form 10-Q/A

SIGNATURES

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