Form 10-K/A
period 2012-12-31
National Automation Services Inc
filed 2013-10-15
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The Company is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as a change in the authorized amount of shares as incorrect. We have updated the authorized shares from 200,000,000 to 1,000,000,000. Also the Company added Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

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

Dependence on Management

Our success is dependent upon the active participation of our Management.  We have entered into employment agreements (i) with Mr. Chance, for an initial two year term which expired February 14, 2009, and continues annually thereafter, and (ii) with Mr. Briggs which expired on December 31, 2012, as of January 1, 2013, we placed Mr. Briggs on a consulting agreement and have accrued his services under professional fees, until such time as we are able to execute our acquisition strategy. In addition, we do not maintain any "key man" insurance on any of their lives.  In the event we should lose the services of any of their people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

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

/s/ Keeton CPA, LLC

Keeton CPA, LLC
Henderson, NV

October 10, 2013

NATIONAL AUTOMATION SERVICES, INC.,
CONSOLIDATED BALANCE SHEETS
	DEC 31, 2012	DEC 31, 2011

ASSETS
CURRENT ASSETS
Cash	$652	$1,371
Accounts receivable, net of allowance of doubtful accounts of $0 and $0	--	3,252
Prepaid fees	--	22,000
Total current assets	652	26,623
PROPERTY, PLANT & EQUIPMENT, net of accumulated depreciation of $0 and $24,403	--	12,723
TOTAL ASSETS	$652	$39,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$881,840	$945,417
Accrued liabilities	1,991,847	1,624,157
Current portion of loans, capital leases and line of credit	259,517	232,407
Convertible debt, net of beneficial conversion feature of $5,989 and $12,092	234,261	193,408
Related party payable	172,173	183,173
Total current liabilities	3,539,638	3,178,562
Loans and capital leases	--	7,109
Derivative liability	--	113,026
Total liabilities	3,539,638	3,298,697
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 336,424,883 issued and outstanding 2012 and 191,380,081 shares issued and outstanding 2011	336,425	191,380
Additional paid in capital	11,903,613	11,853,215
Stock payable	34,985	--
Accumulated deficit	(15,814,009)	(15,303,946)
Total stockholders’ deficit	(3,538,986)	(3,259,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$652	$39,346

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2012	YEAR ENDED DECEMBER 31, 2011
REVENUE	$--	$385,242
COST OF REVENUE	--	626,595
GROSS LOSS	--	(241,353)

OPERATING EXPENSES
Selling, general and administrative expenses	131,252	817,676
Consulting fees	--	103,667
Professional fees and related expenses	186,276	612,258
Gain on extinguishment of accounts payable	(51,273)	--
TOTAL OPERATING EXPENSES	266,255	1,533,601

OPERATING LOSS	(266,255)	(1,774,954)

OTHER EXPENSE, non-operating
Loss on disposal of fixed asset	12,429	15,020
Allowance for stock receivable	--	17,343
Fair value of derivative liability	(113,026)	113,026
Interest expense, net	320,655	534,191
Loss on default of debt	23,750	--
TOTAL OTHER EXPENSE, non-operating	243,808	679,580

OTHER INCOME – nonrecurring
Gain on debt extinguishment	--	(2,999,115)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(510,063)	544,581

PROVISION FOR INCOME TAXES	--	--

NET (LOSS) INCOME	$(510,063)	$544,581

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$0.00

DILUTED (LOSS) INCOME PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	266,620,012	156,499,920

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	266,620,012	278,146,118

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

10.9	Security Agreement dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.10	Revolving Note issued December 18, 2008 by National Automation Services, Inc., Intecon, Inc. and Intuitive System Solutions, Inc. to Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.11	Guaranty dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.12	Personal Guaranty dated December 18, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.13	Employment Agreement of Robert Chance.(1)

10.14	Employment Agreement of Manuel Ruiz.(1)

10.15	Employment Agreement of Jody Hanley.(1)

10.16	Employment Agreement of Brandon Spiker.(1)

10.17	Employment Agreement of David Marlow.(1)

10.18	Operating Lease Agreement dated January 1, 2008 with Jody Hanley.(1)

10.19	Nevada lease agreements.(1)

10.20	Arizona lease agreements (1)

10.21	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Jody Hanley.(1)

10.22	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Robert O’Connor.(1)

10.23	Lock Up Letter Agreement between T-Beck Capital, Inc. and Robert Chance, Jody Hanley and Manuel Ruiz, dated August 9, 2007.(3)

10.24	Summary of February 2008 Oral Loan Agreement with Robert Chance.(2)

10.25	Summary of July 25, 2008 Oral Loan Agreement with South Bay Capital, Inc. (2)

10.26	Termination Agreement with Control Engineering, Inc., dated September 18, 2009.(2)

10.27	Investment Banking Agreement with T-Beck Capital, dated October 2, 2007.(2)

10.28	Consulting Agreement with Draco Financial LLC, dated April 18, 2008.(2)

10.29	Consulting Agreement with Viard Consulting Services, dated July 16, 2008.(2)

10.30	Consulting Agreement with Gianpiero Balestrieri, dated July 16, 2008.(2)

10.31	Employment Agreement with Jeremy Briggs, dated July 28, 2008.(4)

10.32	Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(4)

10.33	Amendment, dated March 1, 2010, to Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(5)

10.34	Consulting agreement dated May 29, 2009 by and between National Automation Services, Inc. and Keros Capital (7)

10.35	Promissory note dated September 11, 2009 by and between National Automation Services, Inc. and Brandon Spiker (7)

10.36	Consulting agreement dated October 16, 2009 by and between National Automation Services, Inc. and Selective Consulting (7)

10.37	Convertible note dated November 9, 2009 by and between National Automation Services, Inc. and Joan Dougherty (7)

10.38	Convertible note dated November 10, 2009 by and between National Automation Services, Inc. and Eugene Ingles III (7)

10.39	Convertible note dated December 15, 2009 by and between National Automation Services, Inc. and Mark Ingles (7)

10.40	Convertible note dated December 22, 2009 by and between National Automation Services, Inc. and Eugene Ingles IV (7)

10.41	Consulting agreement dated January 27, 2010 by and between National Automation Services, Inc. and Quality Stocks (7)

10.42	Consulting agreement dated February 1, 2010 by and between National Automation Services, Inc. and Harbour Capital (7)

10.43	Securities Purchase Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.44	Registration Rights Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.45	Convertible note dated September 1, 2010 by and between National Automation Services, Inc. and Steven Seeley (9)

10.46	Convertible note dated September 21, 2010 by and between National Automation Services, Inc. and Michael Hayak (9)

10.47a	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.47b	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.48	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and David Marlow (9)

10.49	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and James Jesse (9)

10.50	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and Brandon Spiker (9)

10.51	Consulting agreement dated September 21, 2010 by and between National Automation Services, Inc. and Quality Stocks (9)

10.52	Consulting agreement dated April 10, 2010 by and between National Automation Services, Inc. and Lord & Benoit (9)

10.53	Consulting agreement dated September 24, 2010 by and between National Automation Services, Inc. and Tribe Communication (Robert Sullivan) (9)

10.54	Promissory note dated March 21, 2011 by and between National Automation Services, Inc. and Trafalgar Capital (disclosed as exhibit I in the settlement agreement filed in 8K on March 29, 2011) (9)

10.55	Consulting agreement dated March 3, 2011 by and between National Automation Services, Inc. and Lighthouse Capital (9)

10.56	Addendum, dated January 17, 2011, to Jeremy Briggs Employment Agreement(9)

10.57	Addendum, dated January 17, 2011, to Brandon Spiker Employment Agreement(9)

10.58	Addendum, dated December 30, 2010, to David Marlow Employment Agreement(9)

10.59	Settlement agreement dated March 25, 2011 by and between National Automation Services, Inc. and Trafalgar Capital in conjunction with litigation between both parties (8)

10.60	Finder’s Fee agreement dated March 15, 2011 by and between National Automation Services, Inc. and Newport Coast Securities (9)

10.61	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan. (10)

10.62	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan. (10)

10.63	Convertible note dated April 18, 2011 by and between National Automation Services, Inc. and Asher Enterprises. (10)

10.64	Convertible note dated June 2, 2011 by and between National Automation Services, Inc. and Asher Enterprises. (10)

10.65	Service agreement dated November 28, 2011 by and between National Automation Services, Inc. and Newport Coast Securities. (10)

10.66	Service agreement dated April 14, 2011 by and between National Automation Services, Inc. and Versant Funding LLC. (10)

10.67	Securities and collateral agreement dated April 29, 2011 by and between National Automation Services, Inc. and TriPod Group LLC. (10)

10.68	Service agreement dated June 30, 2011 by and between National Automation Services, Inc. and Tribe Communications, Inc. (Robert Sullivan)(10)

10.69	Service agreement dated September 1, 2011 by and between National Automation Services, Inc. and National Financial Communications Corporation. (10)

10.70	Service agreement dated April 26, 2011 by and between National Automation Services, Inc. and Mass Media 77. (10)

10.71	Convertible note dated May 8, 2012 by and between National Automation Services, Inc. and Asher Enterprises. (11)

10.72	Service agreement dated June 26, 2012 by and between National Automation Services, Inc. and Mass Media 77. (11)

10.73	Convertible note dated March 14, 2012 by and between National Automation Services, Inc. and Ronald Krochak. (11)

10.74	Promissory note dated January 4, 2012 by and between National Automation Services, Inc. and Ronald Krochak (11)

10.75	Service agreement dated March 23, 2012 by and between National Automation Services, Inc. and Newport Coast Securities. (11)

10.76	Service agreement dated May 8, 2012 by and between National Automation Services, Inc. and Newport Coast Securities. (11)

10.77	Convertible note dated January 6, 2012 by and between National Automation Services, Inc. and Asher Enterprises. (11)

14.1	Code of Ethics (NAS Company code of conduct) (9)

21.1	Subsidiaries (9)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.LAB*	XBRL Taxonomy Extension Label Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

101.DEF*	XBRL Taxonomy Extension Definition Link base Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

99.1	Disclosure Policy(1)
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
Filed as exhibits on audited form 10-K on April 14, 2011(9)
Filed as exhibits on audited form 10-K on April 14, 2012(10)
Filed as exhibits on audited form 10-K on October 10, 2013(11)
*    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.
(Registrant)

Date: October 15, 2013

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Principal Financial Officer