Form 10-Q
period 2013-06-30
National Automation Services Inc
filed 2013-10-15
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC.,
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUN 30, 2013	DEC 31, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$618	$652
Total current assets	618	652
TOTAL ASSETS	$618	$652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$910,618	$881,840
Accrued liabilities	2,195,320	1,991,847
Current portion of loans, capital leases and line of credit	264,517	259,517
Convertible debt, net of beneficial conversion feature of $0 and $5,989	240,250	234,261
Related party payable	172,173	172,173
Total current liabilities	3,782,878	3,539,638
Total liabilities	3,782,878	3,539,638
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 336,424,883 shares issued and outstanding and 336,424,883 shares issued and outstanding	336,425	336,425
Additional paid in capital	11,903,242	11,903,613
Stock payable	73,311	34,985
Accumulated deficit	(16,095,238)	(15,814,009)
Total stockholders’ deficit	(3,782,260)	(3,538,986)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$618	$652

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012
REVENUE	$--	$--	$--	$--
COST OF REVENUE	--	--	--	--
GROSS PROFIT (LOSS)	--	--	--	--

OPERATING EXPENSES
Selling, general and administrative expenses	44,534	69,659	59,495	141,654
Professional fees and related expenses	54,052	26,615	85,852	88,218
Gain on settlement of accounts payable	--	(51,273)	--	(51,273)
TOTAL OPERATING EXPENSES	98,586	45,001	145,347	178,599

OPERATING LOSS	(98,586)	(45,001)	(145,347)	(178,599)

OTHER EXPENSE, non-operating
Interest expense, net	64,622	54,871	135,882	109,310
Fair value of derivative liability	--	--	--	(113,026)
TOTAL OTHER EXPENSE, non-operating	64,622	54,871	135,882	(3,716)

LOSS BEFORE PROVISION FOR INCOME TAXES	(163,208)	(99,872)	(281,229)	(174,883)

PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME	$(163,208)	$(99,872)	$(281,229)	$(174,883)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	336,424,883	229,963,376	336,424,883	214,337,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	SIX MONTHS ENDED JUN, 2013	SIX MONTHS ENDED JUN, 2012
Operating Activities
Net loss	$(281,229)	$(174,883)
Cash used by operating activities
Depreciation and amortization	--	3,830
Gain on extinguishment of accounts payable	--	51,273
Accretion of convertible notes beneficial conversion feature	5,989	35,149
Fair value of derivative	--	(113,026)
Expenses paid by related party	--	15,000
Fair value of equity instrument	2,354	--
Changes in assets
Decrease in receivables	--	3,252
Decrease in prepaid expenses	--	22,000
Increase in other assets	--	(1,655)
Changes in liabilities
Increase in accounts payable and accrued liabilities	232,852	18,145
Cash used by operating activities	(40,034)	(140,915)

Investing Activities
	--	--
Cash used by investing activities	--	--

Financing activities
Proceeds from sale of stock, net of offering costs	35,000	37,807
Proceeds from convertible notes	--	87,500
Proceeds from loans	5,000	15,000
Cash provided by financing activities	40,000	140,307

Decrease in cash	(34)	(608)
Cash at beginning of the year	652	1,371

Cash at end of the period	$618	$763

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock for conversion of debt	$--	$71,500
Beneficial conversion feature on convertible debt	$--	$(66,231)
Convertible note for expenses paid by related party	$--	$15,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying audited consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. As used in these Notes to the Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of June 30, 2013 and June 30, 2012.

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

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.  Each subsidiary provides their financials to NAS and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.  As of June 30, 2013, the Company has two (2) subsidiaries which are dormant with no production. One is located in Nevada and the other is located in Arizona.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. For the six months ended June 30, 2013, the Company had incurred a net loss.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues were insufficient to fund our operations.  We had reoccurring net operating losses of $(281,229) for the six months ended June 30, 2013, compared to the net operating loss of $(174,883) for the six months ended June 30, 2012, and a working capital deficiency of $(3,782,260) at June 30, 2013.

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

NOTE 4: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of June 30, 2013, and December 31, 2012.

	June 30, 2013	Year Ending
South Bay Capital loan at an interest rate 12%	10,926	10,926
Trafalgar promissory note	200,000	200,000
Capital lease, line of credit	33,591	33,591
Dougherty	5,000	--
Krochak	15,000	15,000
Loans and capital lease sub total	264,517	259,517
Less: current portion loans and capital leases	(264,517)	(259,517)
Total	$--	$--

On April 16, 2013, the Company entered into a thirty (30) day promissory note agreement in the amount of $5,000. As of June 30, 2013, the Company has not repaid back the note and granted 1,000,000 shares of restricted common stock as payment of default and interest.

On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  As of June 30, 2013, we owed $15,000 plus accrued interest in the amount of $1,560.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement. The note bears an interest of 12% for 6 months. As of June 30, 2013, we owed $200,000 plus accrued interest in the amount of $31,932. As of June 30, 2013, the promissory note with Trafalgar Capital is in default due to nonpayment. The default accelerates the principal and interest payments to be due on demand.

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of June 30, 2013, $10,926 of the debt still remains outstanding with total interest of $44,959.

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. As of June 30, 2013, the lease is in default as we have not made any payments on the lease since 2011. All of our fixed assets have been disposed of in 2012. We still owe the outstanding lease even though the fixed assets were disposed.

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of June 30, 201 was $7,287.

As of June 30, 2013, the Company noted several vendor payables outstanding. For the six months ended, we recognized cumulative interest accrued on their outstanding balances in the amount of $50,960, which has been included in accrued liabilities.

NOTE 5: Related party transactions

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of June 30, 2013; we owed $2,000 plus accrued interest in the amount of $2,150.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of June 30, 2013; we owed $9,760 plus accrued interest in the amount of $2,440.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of June 30, 2013; we owed $9,500 plus accrued interest in the amount of $2,375.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of June 30, 2013; we owed $71,000 plus accrued interest in the amount of $33,611. As of June 30, 2013, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of June 30, 2013, we owed $79,913 plus accrued interest in the amount of $62,819.

NOTE 6: Convertible notes

Description	Note Value	BCF Value	Amortized BCF value	Interest accrued
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	124,000	124,000	124,000	109,364
Convertible note issued on April 29, 2011, at a 6% interest rate for one year, convertible to shares of stock at a variable rate upon date of conversion	5,000	10,000	10,000	1,368
Convertible note issued on March 14, 2012, at a 10%interest rate for six months, convertible to shares of stock at a fixed rate of $0.004 per share	40,000	10,000	10,000	2,571
Convertible note issued on May 9, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	71,250	41,321	41,321	11,564
Total	$240,250	$185,321	$185,321	$124,867

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

	Fair value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Fair value of equity instrument	$32,711	$32,711
Total	$32,711	$32,711	$--	$--

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Fair value of equity instrument	$29,985	$29,985
Convertible debt, net of beneficial conversion feature	5,989	5,989
Total	$35,974	$35,974	$--	$--

For the year ended December 31, 2012, we noted additional expenses in the amount of $29,985 due to default terms in one of our investing agreements. It was noted that should our stock price fall below $0.04 per share the Company was to issue additional shares in order to compensate for the value of “twice” the amount of investment. This represents the total value of the stock and has to be revalued quarterly to reflect current changes in market price until such time as the Company issues out the stock compensation. As of June 30, 2013, the Company re-evaluated the market price of the fair value equity instrument to $32,711.

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

Common Stock

On January 15, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of June 30, 2013, the Company has not issued these shares.

On March 22, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of June 30, 2013, the Company has not issued these shares.

On March 25, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of June 30, 2013, the Company has not issued these shares.

On March 28, 2013, the Company received cash of $5,000 for stock purchased at a value of $0.005 per share, as of June 30, 2013, the Company has not issued these shares.

On April 16, 2013, the Company entered into a thirty (30) day promissory note agreement in the amount of $5,000. As of June 30, 2013, the Company has not repaid back the note and granted 1,000,000 shares of restricted common stock as payment of default and interest

As of June 30, 2013, the Company recorded a stock payable valued at $32,711. (See Note 7: Fair Value for additional information).

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

On July 23, 2013, the Company issued out the 1,000,000 shares of restricted common stock at a value of $600 or $0.006 per share to compensate for the interest and delay of repayment. On April 16, 2013, the Company entered into a promissory note agreement in the amount of $5,000. The Company was to repay this amount back in 30 days. The Company defaulted on this 30 day return of the promissory note and as such we had to issue stock in the amount of 1,000,000 shares.

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At October 10, 2013, our cash on hand was approximately $1,000, and our operating revenues are insufficient to fund our operations.  Consequently, our reviewed June 30, 2013 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

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

Summary of Consolidated Results of Operations

A:           Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

	Three Months Ended June 30,
	(unaudited)
	2013	2012	% Change
Revenue	$--	$--	0%
Cost of revenue	--	--	0%
Total gross profit (loss)	--	--	0%

Operating expenses
Selling, general and administrative expenses	44,534	69,659	(36	) %
Professional fees and related expenses	54,052	26,615	103%
Gain on extinguishment of accounts payable	--	(51,273)	100%
Total operating expenses	98,586	45,001	119%
Operating loss	(98,586)	(45,001)	119%

Interest expense, net	64,622	54,871	18%
Total other expense	64,622	54,871	18%
Net loss	$(163,208)	$(99,872)	63%

Operating loss; Net loss. For the three months ended June 30, 2013, compared to the three months ended June 30, 2012, our operating loss increased by $53,585, or 119%, to $(98,586). Our net loss increase by $63,336, or 63%, to $(163,208).  The increase in our net loss in comparison to the same period last year was the increase in interest for our notes and payables outstanding, offset by an increase in professional fees and a gain on extinguishment of accounts payable during 2012.

Interest expense, net.  Interest expense, net increased by $9,751, or 18%, to $64,622, which represents the convertible note interest, and accounts payable interest incurred for the current three month period ending June 30, 2013.

B:           Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,
	(unaudited)
	2013	2012	% Change
Revenue	$--	$--	0%
Cost of revenue	--	--	0%
Total gross profit	--	--	0%

Operating expenses
Selling, general and administrative expenses	59,495	141,654	(58	) %
Professional fees and related expenses	85,852	88,218	(3	) %
Gain on extinguishment of accounts payable	--	(51,273)	100%
Total operating expenses	145,347	178,599	(19	) %
Operating loss	(145,347)	(178,599)	(19	) %

Interest expense, net	135,882	109,310	24%
Fair value of derivative liability	--	(113,026)	(100	) %
Total other expense	135,882	(3,716)	(3,757	) %
Net (loss) income	$(281,229)	$(174,883)	61%

Operating loss; Net loss. For the six months ended June 30, 2013, compared to the six months ended June 30, 2012, our operating loss decreased by $33,252, or 19%, to $(145,347). Our net loss increase by $106,346, or 61%, to $(281,229).  The increase in our net loss in comparison to the same period last year was the increase in interest for our notes and payables outstanding, and the removal of our derivative liability and decrease in general expenses.

Interest Expense, net.  Interest expense, net increased by $26,572, or 24%, to $135,882, which represents the convertible note interest, and accounts payable interest incurred for the six month period ending June 30, 2013.

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

Summary of Consolidated Cash Flow for the six months ended June 30, 2013 and 2012(rounded)

Our total cash decreased approximately by $150, or (19)%, to approximately $600 for the six months ended June 30, 2013, compared to approximately $800 for the six months ended June 30, 2012. Our consolidated cash flows for the six months ended June 30, 2013, and 2012 were as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash used by operating activities	$(40,000)	$(140,900)
Net cash used by investing activities	$--	$--
Net cash provided by financing activities	$40,000	$140,300

Operating Activities: Our total cash used by operating activities decreased by $25,100, or 72%, to $(40,000) for the six months ended June 30, 2013, compared to $(140,900) for the six months ended June 30, 2012.  The change is primarily due to our removal of the derivative liability, reduction in prepaid expenses, and removal of the gain on settlement of accounts payable.

Investing Activities: We had no investing activities for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively.

Financing Activities: Our total cash provided by financing activities decreased by $100,300, or (72)%, to $40,000 for the six months ended June 30, 2013, compared to $140,300 for the six months ended June 30, 2012. The decrease is due in part to our limited funding through our sale of restricted stock and debt facilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have sufficient control over our written agreements, and effective communication of such agreements with executive management. Management evaluated the impact of our failure to have sufficient control over our written agreements and communication and has concluded that the control deficiency that resulted represented a material weakness.

We have had non-timely filing issues in regards to our recent Securities and Exchange Commission (SEC) filings. Non timely filing is a disclosure control which we have had little success in correcting over the past three months ending June 30, 2013. Management evaluated the impact of our failure to have timely filing requirements of our financial statements on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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