Form 10-Q/A
period 2013-03-31
National Automation Services Inc
filed 2013-10-16
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.LAB*	XBRL Taxonomy Extension Label Link base Document

101.DEF*	XBRL Taxonomy Extension Definition Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document
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