Form 10-Q
period 2013-09-30
National Automation Services Inc
filed 2013-11-18
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2013

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 18, 2013
Common Stock, $.001 par value	561,248,044

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	SEP 30, 2013	DEC 31, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$9,348	$652
Total current assets	9,348	652
TOTAL ASSETS	$9,348	$652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$894,016	$881,840
Accrued liabilities	1,513,808	1,991,847
Current portion of loans, capital leases and line of credit	49,517	259,517
Convertible debt, net of beneficial conversion feature of $149,344 and $5,989	233,906	234,261
Related party payable	172,173	172,173
Total current liabilities	2,863,420	3,539,638
Total liabilities	2,863,420	3,539,638
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 529,119,872 shares issued and outstanding and 336,424,883 shares issued and outstanding	529,119	336,425
Additional paid in capital	12,170,445	11,903,613
Stock payable	350,469	34,985
Accumulated deficit	(15,904,105)	(15,814,009)
Total stockholders’ deficit	(2,854,072)	(3,538,986)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,348	$652

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEP 30, 2013	THREE MONTHS ENDED SEP 30, 2012	NINE MONTHS ENDED SEP 30, 2013	NINE MONTHS ENDED SEP 30, 2012
REVENUE	$--	$--	$--	$--
COST OF REVENUE	--	--	--	--
GROSS PROFIT (LOSS)	--	--	--	--

OPERATING EXPENSES
Selling, general and administrative expenses	65,151	30,148	124,647	171,802
Professional fees and related expenses	268,459	17,476	354,310	105,694
Gain on settlement of accounts payable	--	--	--	(51,273)
Forgiveness of accrued officer compensation	(395,820)	--	(395,820)	--
TOTAL OPERATING (GAIN) EXPENSES	(62,210)	47,624	83,137	226,223

OPERATING INCOME (LOSS)	62,210	(47,624)	(83,137)	(226,223)

OTHER INCOME, non-reoccurring
Gain on extinguishment of debt	(196,444)	--	(196,444)	--
TOTAL OTHER INCOME, non-reoccurring	(196,444)	--	(196,444)	--

OTHER EXPENSE, non-operating
Interest expense, net	67,521	59,842	203,403	169,152
Fair value of derivative liability	--	--	--	(113,026)
TOTAL OTHER EXPENSE, non-operating	67,521	59,842	203,403	56,126

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	191,133	(107,466)	(90,096)	(282,349)

PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME (LOSS)	$191,133	$(107,466)	$(90,096)	$(282,349)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	132,253,342	330,732,454	380,993,776	243,181,885
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	608,344,400	330,732,454	380,993,776	243,181,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEP, 2013	NINE MONTHS ENDED SEP, 2012
Operating Activities
Net loss	$(90,096)	$(282,349)
Cash used by operating activities
Depreciation and amortization	--	5,294
Gain on extinguishment of accounts payable	--	(51,273)
Stock issued for services	140,437	--
Accretion of convertible notes beneficial conversion feature	10,645	58,655
Fair value of derivative	--	(113,026)
Gain on extinguishment of debt	(196,444)	--
Forgiveness of accrued officer compensation	(395,820)	--
Expenses paid by related party	--	15,000
Fair value of equity instrument	12,879	--
Changes in assets
Decrease in receivables	--	3,251
Decrease in prepaid expenses	--	22,000
Changes in liabilities
Increase in accounts payable and accrued liabilities	314,895	211,873
Cash used by operating activities	(203,504)	(130,575)

Investing Activities
	--	--
Cash used by investing activities	--	--

Financing activities
Proceeds from sale of stock, net of offering costs	60,000	37,807
Proceeds from convertible notes	188,000	87,500
Proceeds from loans	5,000	15,000
Payments for loans and capital leases	(40,800)	(11,000)
Cash provided by financing activities	212,200	129,307

Increase (decrease) in cash	8,696	(1,268)
Cash at beginning of the year	652	1,371

Cash at end of the period	$9,348	$103

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock for conversion of debt and interest	$62,912	$91,500
Beneficial conversion feature on convertible debt	$(154,000)	$(66,321)
Convertible note for expenses paid by related party	$--	$15,000
Stock for conversion of accrued salaries	$344,172	$--

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of September 30, 2013 and September 30, 2012.

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

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in late 2013.  As of September 30, 2013, the Company has two (2) subsidiaries which are dormant with no production. One is located in Nevada and the other is located in Arizona.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. For the nine months ended September 30, 2013, the Company had incurred a net loss.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (for additional information see Note 7: Fair value).

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our operating revenues were insufficient to fund our operations.  We had reoccurring net losses of $(90,096) for the nine months ended September 30, 2013, compared to the net loss of $(282,349) for the nine months ended September 30, 2012, and a working capital deficiency of $(2,854,072) at September 30, 2013.

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

NOTE 4: Loans, Capital lease

The following tables represent the outstanding balance of loans for the Company as of September 30, 2013, and December 31, 2012.

	September 30, 2013	Year Ending
South Bay Capital loan at an interest rate 12%	10,926	10,926
Trafalgar promissory note	--	200,000
Capital lease, line of credit	33,591	33,591
Dougherty	5,000	--
Krochak	--	15,000
Loans and capital lease sub total	49,517	259,517
Less: current portion loans and capital leases	(49,517)	(259,517)
Total	$--	$--

On April 16, 2013, the Company entered into a thirty (30) day promissory note agreement in the amount of $5,000. As of September 30, 2013, the Company has not repaid back the note and issued 1,000,000 shares of restricted common stock as payment of default and interest.

On January 4, 2012, the Company entered into a promissory note agreement; the note had an interest of 7% annum, payable on demand.  On July 1, 2013, the Company owed $15,000 and $1,625 in interest, the Company wished to pay off the debt in stock to conserve cash reserves. On July 25, 2013, the Company issued 3,325,000 shares of restricted common stock in consideration of the principle and interest of the note of $16,625.

On March 25, 2011, the Company entered into a promissory note agreement which was a part of the Trafalgar Capital settlement agreement; the note had an interest of 12% for 6 months. On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, of outstanding principle and interest in the amount of $234,537. The settlement in the amount of $40,800 has relieved all encumbrances of Trafalgar on the Company’s financials and noted a gain in the amount of $193,737.

On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of September 30, 2013, $10,926 of the debt still remains outstanding with total interest of $45,282.

On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. As of September 30, 2013, the lease is in default as we have not made any payments on the lease since 2011. All of our fixed assets have been disposed of in 2012. We still owe the outstanding lease even though the fixed assets were disposed.

On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of September 30, 2013 was $7,287.

As of September 30, 2013, the Company has several vendor payables outstanding. For the nine months ended, we recognized cumulative interest accrued on their outstanding balances in the amount of $76,440, which has been included in accrued liabilities.

NOTE 5: Related party transactions

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of September 30, 2013; we owed $2,000 plus accrued interest in the amount of $2,200.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of September 30, 2013; we owed $9,760 plus accrued interest in the amount of $2,684.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of September 30, 2013; we owed $9,500 plus accrued interest in the amount of $2,613.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000 which reduced our principle obligation from $86,000 to $71,000. As of September 30, 2013; we owed $71,000 plus accrued interest in the amount of $35,386. As of September 30, 2013, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of September 30, 2013, we owed $79,913 plus accrued interest in the amount of $64,817.

NOTE 6: Convertible notes

Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	124,000	124,000	124,000	121,832
Convertible note issued on May 9, 2012, at a 8% interest rate for nine months, convertible to shares of stock at a variable rate upon date of conversion	71,250	41,321	41,321	15,515
Convertible note issued on August 12, 2013, at a 12% interest rate for seventy two months, convertible to shares of stock at 50% discount to market price.	149,500	149,500	3,343	2,408
Convertible note issued on September 16, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	39	19
Convertible note issued on September 11, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	52	26
Convertible note issued on July 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.001 per share	25,000	2,500	1,114	1,123
Convertible note issued on September 11, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	52	56
Convertible note issued on September 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	5,000	500	56	55
Convertible note issued on September 18, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	1,000	--	--	7
Total	$383,250	$319,321	$169,977	$141,041

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.  As of October 12, 2013, the Company has mediated the default on the note. The Company will still owe the balance of $71,250 which occurred during the period of default.

On April 29, 2012, the Company entered into a convertible note agreement in the amount of $15,000, with an interest rate of 6% for a one year period. The Company had two partial conversions of the note in the fiscal 2012 year. As of September 30, 2013, the Company has fully converted the remainder of the note for 7,496,036 shares of restricted common stock for the remaining principle and interest in the amount of $6,298.

On March 12, 2012, the Company entered into a convertible note agreement in the amount of $40,000, with an interest rate of 10% for a six month period. As of September 30, 2013, the Company has fully converted the note for 10,000,000 shares of restricted common stock and a gain on interest in the amount of $2,707.

NOTE 7: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 3013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Fair value of equity instrument	$--	$--
Convertible debt, net of beneficial conversion feature	149,344	149,344	--	--
Total	$149,344	$149,344	$--	$--

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities:
Fair value of equity instrument	$29,985	$29,985
Convertible debt, net of beneficial conversion feature	5,989	5,989	--	--
Total	$35,974	$35,974	$--	$--

For the year ended December 31, 2012, we noted additional expenses in the amount of $29,985 due to default terms in one of our investing agreements. It was noted that should our stock price fall below $0.04 per share the Company was to issue additional shares in order to compensate for the value of “twice” the amount of investment. As of September 30, 2013, the Company has issued common stock valued at $46,209 to pay for this default.

NOTE 8: Commitments

Legal

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.  As of October 12, 2013, the Company has mediated the default on the note. The Company will still owe the balance of $71,250 which occurred during the period of default.

The promissory note with Trafalgar Capital was in default due to nonpayment. The default accelerated the principal and interest payments to be due on demand. On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, of outstanding principle and interest in the amount of $234,537. The settlement in the amount of $40,800 has relieved all encumbrances of Trafalgar on the Company’s financials and noted a gain in the amount of $193,737.

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

On July 22, 2013, the Company issued 6,924,476 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $5,540 or $0.008 per share.

On July 22, 2013, the Company issued 102,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company.  The services were valued at $81,600 or $0.0008 per share.

On July 22, 2013, the Company issued 9,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $45,000.

On July 23, 2013, the Company issued 10,092,748 shares of restricted common stock in consideration for service agreement dated July 5, 2013. The services were valued at the closing value of stock on July 5, 2013, in the amount of $11,102 or $0.0011 per share.

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

On July 25, 2013, the Company issued 4,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $20,000.

On August 15, 2013, the Company issued 12,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company. The services were valued at $14,400 or $0.0012 per share.

On August 15, 2013, the Company issued 6,407,252 shares of restricted common stock in consideration for service agreement dated July 9, 2013. The services were valued at the closing value of stock on August 15, 2013, in the amount of $12,815 or $0.002 per share.

On August 15, 2013, the Company issued 100,000 shares of restricted common stock in consideration for services rendered by a former employee of the Company. The Company issued stock in inconsideration of employee agreement dated May 5, 2011, in the amount of $0.05 per share or $5,000.

On August 15, 2013, the Company issued 5,000,000 shares of restricted common stock in consideration for consulting services rendered for the Company. The stock is valued at $0.0012 per share or $6,000.

On August 15, 2013, the Company issued 10,000 shares of restricted common stock in consideration for legal services rendered for the Company. The stock is valued at $0.002 per share or $20.

On August 15, 2013, the Company issued 20,334,792 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $40,669 or $0.002 per share

On September 9, 2013, the Company issued 2,500,000 of restricted common stock in consideration for services provided to the Board of Directors of the Company. The shares were valued at $0.0038 or $9,500.

Stock Payable

On August 15, 2013, the Company granted 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon Board meeting minutes dated October 9, 2010, the Company issues stock in lieu of cash at a value of $0.10 per share or $344,712. As of September 30, 2013, the shares have not been issued.

On August 22, 2013, the Company granted 7,496,036 shares of restricted common stock in final consideration for the convertible note dated April 29, 2011 of $5,000 plus interest. The final conversion was valued at $0.00084 per share or $6,298 including principle and interest. As of September 30, 2013, the shares have not been issued.

NOTE 10: Subsequent events

On October 15, 2013, the Company converted a portion of a convertible noted dated May 9, 2012. The partial conversion value is $20,000. The Company issued 7,142,857 shares of restricted common stock based on terns of the convertible note at $0.0028 per share or $20,000.

On October 23, 2013, the Company issued 5,000,000 shares of restricted common stock for services rendered.

On November 5, 2013, the Company issued 10,000,000 shares of restricted common stock in consideration for services rendered by new members of the Board of Directors of the Company.

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At November 15, 2013, our cash on hand was approximately $10,000, and our operating revenues are insufficient to fund our operations.  Consequently, our reviewed September 30, 2013 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.  Therefore, we require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business.

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

Summary of Consolidated Results of Operations

A:           Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30,
	(unaudited)
	2013	2012	% Change
Revenue	$--	$--	0%
Cost of revenue	--	--	0%
Total gross profit (loss)	--	--	0%

Operating expenses
Selling, general and administrative expenses	65,151	30,148	116%
Professional fees and related expenses	268,459	17,476	1,436%
Forgiveness of accrued officer compensation	(395,820)	--	100%
Total operating expenses	(62,210)	47,624	231%
Operating income (loss)	62,210	(47,624)	231%

Gain on debt extinguishment, non-reoccurring	(196,444)	--	100%
Interest expense, net	67,521	59,842	13%
Total other expense	(128,923)	59,842	(315	) %
Net income (loss)	$191,133	$(107,466)	278%

Operating loss; Net loss. For the three months ended September 30, 2013, compared to the three months ended September 30, 2012, our operating loss decreased by $109,834, or 231%, to $62,210. Our net loss decrease by $289,599, or 278%, to $191,133; the decrease in our net loss in comparison to the same period last year was due to the forgiveness of accrued officer compensation and extinguishment of debt, offset by an increase in professional fees for investment relation services.

Interest expense, net.  Interest expense, net increased by $7,679, or 13%, to $67,521, which represents the convertible note interest, and accounts payable interest incurred for the current three month period ending September 30, 2013.

B:           Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	(unaudited)
	2013	2012	% Change
Revenue	$--	$--	0%
Cost of revenue	--	--	0%
Total gross profit	--	--	0%

Operating expenses
Selling, general and administrative expenses	124,647	171,802	(27	) %
Professional fees and related expenses	354,310	105,694	235%
Gain on extinguishment of accounts payable	--	(51,273)	(100	) %
Forgiveness of accrued officer compensation	(395,820)	--	100%
Total operating expenses	83,137	226,223	63%
Operating loss	(83,137)	(226,223)	63%

Gain on debt extinguishment, non- reoccurring	(196,444)	--	100%
Interest expense, net	203,403	169,152	20%
Fair value of derivative liability	--	(113,026)	(100	) %
Total other expense	6,959	56,126	(88	) %
Net (loss)	$(90,096)	$(282,349)	(68	) %

Operating loss; Net loss. For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, our operating loss decreased by $143,086, or 63%, to $(83,137). Our net loss decreased by $192,253, or 68%, to $(90,096); the decrease in our net loss in comparison to the same period last year was due to the forgiveness of accrued officer compensation and extinguishment of debt, offset by an increase in professional fees which comprised investment relations.

Interest Expense, net.  Interest expense, net increased by $34,251, or 20%, to $203,403, which represents the convertible note interest, and accounts payable interest incurred for the nine month period ending September 30, 2013.

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

Summary of Consolidated Cash Flow for the nine months ended September 30, 2013 and 2012(rounded)

Our total cash increased approximately by $9,200, or over 89%, to approximately $9,200 for the nine months ended September 30, 2013, compared to approximately $100 for the nine months ended September 30, 2012. Our consolidated cash flows for the nine months ended September 30, 2013, and 2012 were as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash used by operating activities	$(203,500)	$(130,600)
Net cash used by investing activities	$--	$--
Net cash provided by financing activities	$212,200	$129,300

Operating Activities: Our total cash used by operating activities increased by $72,900, or 56%, to $(203,500) for the nine months ended September 30, 2013, compared to $(130,600) for the nine months ended September 30, 2012.  The change is primarily due to our issuance of stock for services, and due to the forgiveness of accrued officer compensation and extinguishment of debt, offset by an increase in professional fees for auditing and investment relation services.

Investing Activities: We had no investing activities for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Financing Activities: Our total cash provided by financing activities increased by $82,900, or 64%, to $212,200 for the nine months ended September 30, 2013, compared to $129,300 for the nine months ended September 30, 2012. The increase is due in part to our proceeds from sales of stock and convertible notes.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have sufficient control over our written agreements, and effective communication of such agreements with executive management. Management evaluated the impact of our failure to have sufficient control over our written agreements and communication and has concluded that the control deficiency that resulted represented a material weakness.

We have had non-timely filing issues in regards to our recent Securities and Exchange Commission (SEC) filings. Non timely filing is a disclosure control which we have had little success in correcting over the past three months ending September 30, 2013. Management evaluated the impact of our failure to have timely filing requirements of our financial statements on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of September 30, 2013, the Company has implemented procedures to remedy this material weakness, that all written agreements will be maintained by the financial officer of the Company. This individual will ensure that all documents will be properly accounted for and that all compensation or remediation of agreements will be brought to the attention of the Board of Directors on an annual basis or as needed by the Board.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

As of September 30, 2013, the Company has implemented procedures to remedy this material weakness, by hiring additional employees in order to ensure that disclosure control is reviewed and monitored on a timely basis for the submission of our required flings to the SEC.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.  As of October 12, 2013, the Company has mediated the default on the note. The Company will still owe the balance of $71,250 which occurred during the period of default.

The promissory note with Trafalgar Capital was in default due to nonpayment. The default accelerated the principal and interest payments to be due on demand. On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, of outstanding principle and interest in the amount of $234,537. The settlement in the amount of $40,800 has relieved all encumbrances of Trafalgar on the Company’s financials and noted a gain in the amount of $193,737.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

On July 22, 2013, the Company issued 6,924,476 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $5,540 or $0.008 per share.

On July 22, 2013, the Company issued 102,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company.  The services were valued at $81,600 or $0.0008 per share.

On July 22, 2013, the Company issued 9,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $45,000.

On July 23, 2013, the Company issued 10,092,748 shares of restricted common stock in consideration for service agreement dated July 5, 2013. The services were valued at the closing value of stock on July 5, 2013, in the amount of $11,102 or $0.0011 per share.

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

On July 25, 2013, the Company issued 4,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $20,000.

On August 15, 2013, the Company issued 12,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company. The services were valued at $14,401 or $0.0012 per share.

On August 15, 2013, the Company issued 6,407,252 shares of restricted common stock in consideration for service agreement dated July 9, 2013. The services were valued at the closing value of stock on August 15, 2013, in the amount of $12,815 or $0.002 per share.

On August 15, 2013, the Company issued 100,000 shares of restricted common stock in consideration for services rendered by a former employee of the Company. The Company issued stock in inconsideration of employee agreement dated May 5, 2011, in the amount of $0.05 per share or $5,000.

On August 15, 2013, the Company issued 5,000,000 shares of restricted common stock in consideration for consulting services rendered for the Company. The stock is valued at $0.0012 per share or $6,000.

On August 15, 2013, the Company issued 10,000 shares of restricted common stock in consideration for legal services rendered for the Company. The stock is valued at $0.002 per share or $20.

On August 15, 2013, the Company issued 20,334,792 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $40,669 or $0.002 per share

On September 9, 2013, the Company issued 2,500,000 of restricted common stock in consideration for services provided to the Board of Directors of the Company. The shares were valued at $0.0038 or $9,500.

Noted in our Form 10-K, and Form 10-Q, we have had the noted sales of unregistered securities within the past three months. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3.  Defaults Upon Senior Securities

As of November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, the Company was still in compliance with the maturity date of the note, however, due to the conversion pricing of the Company’s restricted common stock and the conversion feature within the terms of the agreement the Company prevented Asher from further conversions of the debt. Asher Enterprises triggered the default as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal  As of October 12, 2013, the Company has mediated the default on the note. The Company will still owe the balance of $71,250 which occurred during the period of default.

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

Date: November 18, 2013

	By:	/s/	Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/	Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Principal Financial Officer