Form 10-K
period 2013-12-31
National Automation Services Inc
filed 2014-04-11
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The market value of the voting stock held by non-affiliates as of June 30, 2013 is $325,773 based on 325,772,878 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one thousandth ($0.001) per share.

As of April 11, 2014, the Registrant had 751,987,293 shares of common stock outstanding.

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

ITEM 1:                      BUSINESS

Business Development, History and Organization

Organizational History

On December 28, 2007, we incorporated as a Nevada corporation under the name National Automation Services, Inc. (referred to herein as “NAS” or the “Company”). On August 6, 2009, National Automation Services, Inc. filed a Form 10, which under SEC rule, reinstates our public reporting obligations under federal securities laws. The Form 10 had an effective registration date 60 days after submission on October 6, 2009 and was cleared of SEC’s limited comments as of March 8, 2010.

Overview

NAS is a public holding company that serves various market sectors. Currently our market concentration is in the Petro-chemical industry. Our business plan takes action with expansion through carefully selected acquisitions. We anticipate expansion by acquisition into several geographic regions over the next 12 to 18 months.

Our telephone number for our executive offices is (877) 871-6400.

Our common stock is currently quoted on the OTC Markets under the symbol “NASV.QB”.

Plan of Operation

We intend to focus our efforts on implementing the following business strategy:

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction have begun to be realized in the fourth quarter of 2013 and beyond.

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

With the new focus as stated above, on February 28, 2014, the Company entered into a purchase and sale agreement with JD Field Services (“JD”). This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

We feel this new and redirected focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of the Company.

We have begun evaluating other companies for acquisition in the fourth quarter of 2013 and beyond. The evaluation process is conducted by our acquisition board and the companies are evaluated on the following attributes:

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

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. The purchase of JD provides NAS a means to cure our cash shortage and eliminate our net losses. As such this purchase is the first step to continue as a going concern.

Improve Existing Operations

Our operating results have been unsatisfactory.  We had a working capital deficit of $(2,875,372) at December 31, 2013. We also have experienced recurring losses.  For the fiscal year end December 31, 2013, we had an operating loss of $(205,970), and a net loss of $(280,596), primarily due to interest expenses for outstanding liabilities owed. For the year ended December 31, 2012, we had an operating loss of $(266,255), and a net income of $(510,063), due primarily for our disposal of Trafalgar debt as noted in our settlement agreement dated March 25, 2011.

At April 11, 2014, our cash on hand, most of which was obtained from recent convertible note agreements and private placement offerings, was approximately $85,000.

We have begun our efforts to improve the existing operations by removing the burdens and obstacles that we believe are impeding our operations. With Trafalgar litigation settled and our first acquisition in the first quarter of 2014, the Company is moving forward.

Affect Strategic Acquisitions

We intend to expand our operations in the continental United States by acquiring select small to medium sized privately-held companies that primarily perform work for industrial applications.

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

•	Opportunity to purchase and assimilate technologies and infrastructures to further aid our operational, technological, and overhead objectives.

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

We intend to affect our acquisitions through several different financial methods; one such method is a stock purchase using the acquisitions cash flow to pay for the sale of our public stock. We currently have banks and access to cash for the funding of our acquisitions. The structure of the deal is an upfront cash payment with the owner carrying an interest bearing note payable for five years.

Director Qualifications and Board of Directors Role

Our Company’s Board of Director qualifications, to date, have been determined by but not limited to senior executive position, professional experience, operational experience, and strategic and realized capital potential which would be required to successfully supervise, guide and operate a public holding company. Their fundamental role has been to guide the Company’s success in its current operations, strategic development, oversee the executive levels of the Company, while also ensuring Company compliance with the rules and regulations of a publicly traded company. Management, in the past, has traditionally had a broad discretion to adjust the allocation of our cash and other resources (what we pay and issue stock compensation for services rendered).  The Company now and moving forward requires a majority of the Board of Directors (which now consists of independent Board members outside of management) consent to use cash resources as well as equity resources for such purposes.

We have begun to act on our primary goal to have our Corporate Governance rules and regulations implemented to continue our business strategy. The Board of Directors role in the next six to twelve months will continue to move from its existing blend of management and direct dependence on ownership to one of independence set forth in our Governance charter as noted on our website and other disclosed documentation. These principals also adhere to the Company’s code of conduct (ethics) which is also noted on the Company’s website and exhibited on this annual filing.

Acquisitions Affected

Intuitive System Solutions, Inc.

Intuitive Systems Solutions, Inc., a wholly owned subsidiary and a Nevada corporation headquartered in Henderson, Nevada, was made dormant in January 2012.

Intecon, Inc.

Intecon Inc., a wholly owned subsidiary and an Arizona corporation headquartered in Tempe, Arizona, was made dormant in January 2012.

JD Field Services, Inc.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD as the original PSA left a 6 month “unwinding” provision should NAS not be able to achieve its benchmarks in uplifting and repayment of JD debt in the course of 270 days. We have amended this position to the following, (1) NAS shall pay or assume all outstanding debt of JD. Payment on debt held by JD where the Sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if NAS or JD profits are sufficient to do so. (2) Each Seller of JD shall receive six percent (6%) of the outstanding common stock of NAS, constituting approximately six percent (6%) each of the total equity of NAS, but not requiring any fractional shares, or approximately fifty-nine million (59,000,000) shares each. (3) NAS shall provide to JD a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of the equity interests in NAS; holding in reserve, one hundred fifty eight million (158,000,000) shares of NAS Class A Common Stock to be representative of this Interest. (4) NAS shall pay any broker's commission associated with the purchase of JD interests, up to five hundred thousand dollars ($500,000).  NAS shall pay any remaining broker's commissions.

Our Business

Principal Services

General

By broadening our corporate focus to include new companies in services, product, distribution, manufacturing and production, NAS will create a diverse spectrum of revenue potential.

As acquisitions are concluded, NAS will be defining this spectrum of its services.  JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

Our Market

NAS intends to acquire businesses in the Petro-chemical, industrial, and related services at attractive prices with strong management teams, leaving these businesses intact, while providing the financial and human capital resources to grow revenue streams organically and through leveraging synergies of other acquired sister businesses.

We have begun to expand on our business strategy while adding diversification into additional new markets as defined by the targeted acquisitions.

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

Risks Relating To Our Business

Continuation as a Going Concern

Our auditors' report on our audited December 31, 2013 and 2012 financial statements, and Note 3 to such financial statements, reflect a substantial doubt about our ability to continue as a going concern.  We have begun to expand our operations purely through acquisition in 2014 and will continue to acquire in the foreseeable future. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  However, we can give no assurance that these plans and efforts will be successful.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. The purchase of JD provides the Company a means to cure our cash shortage and eliminate our net losses. As such the purchase is the first step to continue as a going concern.

We Need Additional Capital

In the past we have experienced recurring net losses, including net losses of $(280,596) for the fiscal year ended December 31, 2013, and we had an accumulated deficit of $(16,094,605) at December 31, 2013.  We have a cash shortage, with approximately $85,000 of cash on hand at April 11, 2014.

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

Decreases in construction, industrial activities could adversely affect our revenues and operating results by decreasing the demand for our equipment and prices we can charge.

Our products and services provided by JD are used primarily in non-residential construction activity, industrial activity and the oil and gas industry.  The economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.

Certain factors that may cause weakness, either temporary or long-term, in the construction industry included
•	weakness in the economy, the onset of a recession or a prolonged recession;
•	an increase in interest rates;
•	lack of available financing to fund development projects;
•	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
•	adverse weather conditions and natural disasters;
•	terrorism or hostilities involving the United States;
•	and an increase in the cost of construction materials.

Our debt exposes us to risks

Our indebtedness has the potential to affect us adversely in many ways. For example, it will or could:
•	increase our vulnerability to adverse economic, industry or competitive developments;
•	require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constrain our financial flexibility;
•	affect our ability to obtain additional financing, particularly because substantially all of our assets are subject to security interests relating to existing indebtedness; or
•	decrease our profitability or cash flow.

Also, if we are unable to service our indebtedness and fund our operations, we will be forced to seek alternatives that may include:
•	reducing or delaying capital expenditures;
•	limiting our growth;
•	seeking additional capital;
•	selling assets; or
•	restructuring or refinancing our indebtedness.

If we adopt an alternative strategy, it may not be successful and we may still be unable to service our indebtedness and fund our operations.

Control by Management and Directorship

Our company is effectively controlled by Management, specifically Messrs. Robert W. Chance, Jeremy Briggs, Jason Jensen, and David Gurr (“Management”), who collectively own approximately 26.55% (as of April 11, 2014) of our outstanding common stock, and Messrs. Sean Sego, Jim Gunn, Kevin Brown, and Tom Sego, who hold positions on our board of directors as independent directors which complies with NASDAQ Rule 5605(a)(2) and own 7.4% of the Company’s outstanding common stock for a total controlled ownership of 33.95%.  While we intend to pursue our business strategy as set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, issue additional shares of capital stock and generally to direct our affairs and the use of all funds available to us.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the Company held by our current stockholders.

Dependence on Management

Our success is dependent upon the active participation of our Management.  We have entered into employment agreements (i) with Mr. Chance, for an initial two-year term, which expired February 14, 2009, and continues annually thereafter, and (ii) with Mr. Briggs which expired on December 31, 2012, where he continued his services as a consultant. As of April 2013, he restarted his employment with the Company. In addition, we do not maintain any "key man" insurance on any of their lives.  In the event we should lose the services of any of their people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

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

Risks Related to Our Industry in General

Exposure to Product and Professional Liability Claims

In the ordinary course of our business, we may be subject to product and professional liability claims alleging that products we sold or services that we provided failed or had adverse effects. We maintain liability insurance with operations performing at JD. The coverage is at a level which we believe to be adequate. A successful claim in excess of the policy limits of the liability insurance could materially adversely affect our business. As a user of products manufactured by others, we believe we may have recourse against the manufacturer in the event of a product liability claim. There can be no assurance, however, that recourse against a manufacturer would be successful, or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for services. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows. The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:
•	demand for hydrocarbons, which is affected by general economic and business conditions
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil
•	oil and gas production levels by non-OPEC countries
•	governmental policies and subsidies
•	weather conditions

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. However, recent operational increases in the domestic oil and gas industry may offset the effects of the economic downturn in that industrial sector; it is currently unknown whether this will lead to a sustained increase in demand for our equipment and services.

Failure to obtain and retain skilled technical personnel could impede our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization it may become more difficult to find and retain qualified individuals to provide services to the site pads. This could increase our costs or have other adverse effects on our operations.

We must comply with numerous environmental and occupational health and safety regulations that may subject us to unanticipated liabilities.

Our facility and operations are subject to federal, state and local environmental and occupational safety and health requirements, including those relating to discharges of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. We do not anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with these requirements. However, if we violate environmental laws or regulations, we may be held liable for damages and the costs of remedial actions, and could be subject to fees and penalties. We may violate or incur liability under environmental laws and regulations in the future as a result of human error, newly discovered noncompliance, contamination or other causes. These violations or liabilities could have a material adverse effect on our business, financial condition and results of operations.

Under some environmental laws and regulations, we may be liable for the costs of removal or remediation of hazardous substances located on or emanating from the site or facility. These laws and regulations often impose strict and, under certain circumstances, joint and several liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances.

We may incur liability in connection with the use, management and disposal of these substances. We use hazardous materials such as petroleum products for fueling our equipment and vehicles and solvents to clean and maintain equipment and vehicles. We incur expenses associated with using, storing and managing these materials in compliance with environmental requirements. We also generate and must manage in accordance with applicable environmental laws and regulations certain used or spent materials such as used motor oil, radiator fluid and solvents. We often seek to reuse, recycle or dispose of these spent materials at offsite disposal facilities in accordance with environmental laws and regulations. We could become liable under various federal, state and local laws and regulations for environmental contamination at off-site facilities where our waste has been disposed of, regardless of whether the waste was disposed of in compliance with environmental requirements.

Environmental and safety requirements may become stricter or be interpreted and applied more strictly in the future. In addition, we may be required to indemnify other parties for adverse environmental conditions that are now unknown to us. These future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in environmental compliance or remediation costs not anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

One of our competitive advantages is the mobility of our fleet. We could be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment from location to location.

Severe weather conditions may affect our operations.

Our business may be materially affected by severe weather conditions in areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of our service activities to these site pads. Any of these events could adversely affect our financial condition, results of operations and cash flows.

ITEM 1B:                    UNRESOLVED STAFF COMMENTS

None

ITEM 2:                       PROPERTIES

None

ITEM 3:                       LEGAL PROCEEDINGS

On May 9, 2012, the Company entered into a note with Asher Enterprises in the amount of $47,500. Per the Note agreement, the Company is required to hold 5 “times” the amount of shares it would take to convert the note in reserve.  On November 21, 2012, the Company has defaulted on its convertible note with Asher Enterprises which it entered into on May 9, 2012. Per the terms of the agreement, Asher Enterprises triggered the default, as the Company was not in compliance with its filing requirements per Securities and Exchange Commission 1934 Exchange Act. As such the Company, as of the date of the default, will accrue for the interest rate of 22% in relation to the terms set within the convertible note agreement, and repayment of 150% the amount of principal of $71,250.  As of October 12, 2013, the Company has mediated the default on the note. The Company will still owe the balance of $71,250, which occurred during the period of default. As of December 31, 2013, the Company has fully converted the principle and interest of the note.

On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $234,537 in debt. The settlement will relieve all encumbrances of Trafalgar on the Company’s financials. The settlement in the amount of $40,800 has relieved all encumbrances of Trafalgar on the Company’s financials and noted a gain in the amount of $193,737.

ITEM 4:                       MINE SAFETY DISCLOSURES

None

PART II

ITEM 5:                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Markets under the symbol “NASV.QB” since October 12, 2007. The quarterly high and low close information on the OTC Markets of our common stock for each full quarterly period is as follows:

Fiscal Year Ending December 31, 2013:	High	Low
Fourth Quarter	$0.008	$0.0017
Third Quarter	0.0065	0.0008
Second Quarter	0.0016	0.0005
First Quarter	0.0008	0.0004

Fiscal Year Ending December 31, 2012:	High	Low
Fourth Quarter	$0.0011	$0.0004
Third Quarter	0.0018	0.0005
Second Quarter	0.009	0.001
First Quarter	0.006	0.0014

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Sales of Unregistered Securities

On August 22, 2013, the Company granted 7,496,036 shares of restricted common stock in final consideration for the convertible note dated April 29, 2011. The original amount of the note was $15,000. The final conversion was valued at $0.00084 per share or $6,298 including principle and interest. These shares were issued on November 12, 2013.

On October 16, 2013, the Company issued 5,000,000 of restricted common stock in consideration for services provided to the Company for investor relations. The shares were valued at $25,000 or $0.005 per share.

On October 17, 2013, the Company issued 7,142,857 shares of restricted common stock in consideration for the convertible note dated May 9, 2012 in the amount of $20,000. The shares were converted at a price per share of $0.0028 per share.

On November 5, 2013, the Company provided a stock payable in the amount of 10,000,000 of restricted common stock in consideration for services provided to the Board of Directors of the Company. The shares were valued at $31,000 or $0.0031 per share. On March 20, 2014, the Company issued the stock payable.

On November 12, 2013, the Company issued 12,500,000 shares of restricted common stock in consideration for the convertible note dated May 9, 2012 in the amount of $15,000. The shares were converted at a price per share of $0.0012 per share.

On November 19, 2013, the Company issued 27,272,727 shares of restricted common stock in consideration for the convertible note dated May 9, 2012 in the amount of $30,000. The shares were converted at a price per share of $0.0011 per share.

On November 20, 2013, the Company issued 16,500,000 of restricted common stock in consideration for services agreement to the Company on July 5, 2013. The shares were valued at $18,150 or $0.0011 per share.

On November 25, 2013, the Company issued 10,956,522 shares of restricted common stock in final consideration for the convertible note dated May 9, 2012 in the amount of $10,080. The shares were converted at a price per share of $0.0009 per share.

On March 20, 2014, the Company issued 10,000,000 of a stock payable noted on November 5, 2013; the shares were valued at $31,000 or $0.0031 per share on the date of the stock payable.

On March 26, 2014, the Company issued 118,000,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014.

On April 1, 2014, the Company issued 4,000,000 shares of restricted common stock for service agreements dated April 1, 2014.

On April 2, 2014, the Company issued 4,000,000 shares of restricted common stock for security on a note payable agreement dated April 2, 2014.

All transactions within the year involving our sales of our securities were disclosed under our reviewed financials Form 10-Q for fiscal year 2013 and our audited financial statement in this Form 10K for fiscal year 2013, for the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

Holders

As of April 11, 2014, we had 751,987,293 shares of common stock issued and outstanding and approximately 470 shareholders of record of our common stock.

ITEM 6:                       SELECTED FINANCIAL DATA

NAS under regulation S-K qualifies as a small reporting company and is not required to provide information required by this item.

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

Executive Overview

Overview

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At April 11, 2014, our cash on hand was approximately $85,000, and at December 31, 2013, our operating revenues were insufficient to fund our operations.  Consequently, our audited December 31, 2013 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to expand our operations through acquisitions in 2014 and beyond. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations. Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD (See Item I: Acquisitions affected for additional information).

Critical Accounting Policies

The following policies are critical although they may not be active during periods our operations were dormant.

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

           If the Company issues stock for services, which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company’s financial statements, as it’s a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

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

Project Contracts Project revenue is recognized on a progress-basis - the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criterion is met. The Company generally seeks progress-based agreements when a job project takes longer than 30 days to complete.

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

Results of Operations for the Fiscal Years Ended December 31, 2013 and 2012

Summary of Consolidated Results of Operations

	Year Ended December 31,
	2013	2012	%Change

Revenue	$--	$--	0%
Cost of revenue	--	--	0%
Total gross loss	--	--	0%

Operating expenses:
Selling, general and administrative expenses	177,790	131,252	35%
Consulting fees	2,200	--	100%
Professional fees and related expenses	461,426	186,276	148%
Forgiveness of accrued officer compensation	(435,446)	--	100%
Gain on extinguishment of accounts payable	--	(51,273)	(100	) %

Operating loss	(205,970)	(266,255)	(23	) %

Loss on disposal of fixed asset	--	12,429	(100	) %
Interest expense, net	281,461	320,655	(12	) %
Fair value of derivative liability	--	(113,026)	(100	) %
Gain on debt extinguishment	(206,835)	--	100%
Loss on default on debt	--	23,750	(100	) %
Net income (loss)	$(280,596)	$(510,063)	(45	) %

Operating loss; Net income (loss). For the year ended December 31, 2013, compared to the year ended December 31, 2012, our operating loss decreased by $60,285, or (23)%, to $(205,970). Out net loss decreased by $(229,467) or (45)% to $(280,596) due to the non-reoccurring gain on debt extinguishment, we attributed a gain on extinguishment of accounts payable to our write-off of accounts payable as of December 31, 2013, in the amount of $435,446, primarily salaries forgiven by our executive officers.

Interest Expense, net.  Interest expense, net decreased slightly by $(39,194), or (12)%, to $281,461, due to the settlement of Trafalgar debt and convertible note interest incurred for the year ending December 31, 2013.

Gain / loss on extinguishment of debt and accounts payable.  This is a non-recurring, non-cash economic event, of our write-off of Trafalgar debt and additional gain on our debt extinguishments and extinguishment of accounts payable in the amount of $435,446 and debt extinguishment of $206,835.

Financial Condition

Summary of Consolidated Balance Sheets
	December 31,
	2013	2012	% Change
CASH	$17,696	$652	2,614%
TOTAL ASSETS	$17,696	$652	2,614%

TOTAL CURRENT LIABILITIES, OTHER	$2,893,068	$3,539,638	(18)%
LONG TERM LIABILITIES	169,500	--	100%
TOTAL LIABILITIES	3,062,568	3,539,638	(14)%

STOCKHOLDER’S DEFICIT	(3,044,872)	(3,538,986)	(14)%
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$17,696	$652	2,614%

Assets: At December 31, 2013, our consolidated total assets increased by $17,044, or 2,614%, to $17,696, which we acquired through our limited financing efforts (issuing both equity and debt agreements) for use in payments for our regulatory filing requirements, and settlement of some of our debt obligations compared to the previous year where we used limited funding, through both equity and debt agreements, for the same purposes.

Liabilities: At December 31, 2013, our current liabilities decreased by $(646,570), or (18)%, to $2,893,068, due to our gain on settlement of Trafalgar debt and other debt, our gain in forgiveness of accrued salaries and repayment of limited vendor payables.  Along with an increase in long-term debt of $169,500 or 100% compared to last year of $0. As we have been unable to pay the payroll tax, we have accrued for both the penalties and interest to date. We are actively seeking additional funding to pay these obligations.

Stockholders’ Deficit: Our consolidated stockholders’ deficit increased by $(494,114), or (14)%, to $3,044,872 primarily due to the Company’s net loss, and conversion of debt and issuance of stock for services.

Commitment and Contingencies

On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, in the amount of $234,537 in debt. The settlement relieved all encumbrances of Trafalgar on the Company’s financials. The settlement in the amount of $40,800 has relieved all encumbrances of Trafalgar on the Company’s financials and noted a gain in the amount of $193,737.

Off-Balance Sheet Arrangements

At December 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

The economic downturn had a severe effect on us.  For the year ended December 31, 2013, our accounts receivable were $0 due to an entry of all of our subsidiaries into dormancy in 2012. As of April 11, 2014 our cash on hand was approximately $85,000.

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in early 2014.

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

On February 28, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers. JD is the first of many that will provide operational revenues and increase in fixed asset value for NAS. JD’s purchase has added additional long-term debt to NAS, which we intend to repay as a part of our recapitalization strategy, which has begun. We are also in the process of additional financing to provide to JD capital for their expansion plans. These capital financing requests are an added bonus to the growth strategy of NAS and will improve our recapitalization efforts.

Summary of Consolidated Cash Flow for the year ended December 31, 2013 and 2012 (rounded)

Our total cash increased approximately by $17,000, or 2,429%, to $17,700 for the year ended December 31, 2013, compared to $700 for the year ended December 31, 2012. Our consolidated cash flows for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Net cash (used) by operating activities	$(260,200)	$(135,000)
Net cash (used) by investing activities	$--	$--
Net cash provided by financing activities	$277,200	$134,300

Operating Activities: Our total cash used by operating activities increased by $125,200, or 93%, to $(260,200) for the year ended December 31, 2013, compared to $(135,000) for the year ended December 31, 2012.  The change is primarily due to accrual of liabilities in our operating activities, stock issued for services rendered, accretion of our beneficial conversion features on our convertible debt, and a decrease due to our gain in extinguishment of accounts payable.

Investing Activities: We had no investing activities for the year ended December 31, 2013, and the year ended December 31, 2012, respectively.

Financing Activities: Our total cash provided by financing activities increased by $142,900, or 106%, to $277,200 for the year ended December 31, 2013, compared to $134,300 for the year ended December 31, 2012. The increase is due in part to  entering into new debt and convertible debt to pay for our regulatory filing requirements, and to settle out of additional debt obligations.

Current Commitments for Expenditures

Our current cash commitments, which include our subsidiary JD, are for expenditures that mainly provide for operations and regulatory compliance in nature. We seek to use current funding for debt services, operations and to remain current with any SEC filings that are required.

ITEM 7A:                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations, which limits the activities of broker-dealers effecting transactions in "penny stocks".

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

There can be no assurance that any broker-dealer, which initiates quotations for the Common Stock, will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

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

The sales of shares of our common stock, which are not registered under the Securities Act, known as “restricted” shares, typically are affected under Rule 144.  At April 16, 2012 we had outstanding an aggregate of 200,000,000 shares of restricted common stock.  In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company our shares of restricted common stock are eligible for sale under Rule 144 as of October 6, 2009 at which time we became subject to the reporting requirements of the Exchange Act, i.e., our registration statement became effective, and thereafter, have complied with our reporting requirements under the Exchange Act. On March 23, 2012, the Company filed a form DEF 14A which will increase on shareholder approval our authorized common stock from 200,000,000 to 1,000,000,000.

No Dividends We have never paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 8:                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of
 NATIONAL AUTOMATION SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
National Automation Services, Inc.:

We have audited the accompanying consolidated balance sheets of National Automation Services, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2013 and 2012.  National Automation Services, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Automation Services, Inc. as of December 31, 2013 and 2012, and its consolidated results of operations and cash flows for the two years ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles in the United States.

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

/s/ Keeton CPA

Keeton CPA
Henderson, NV

April 11, 2014

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED BALANCE SHEETS

	DEC 31, 2013	DEC 31, 2012

ASSETS
CURRENT ASSETS
Cash	$17,696	$652
Total current assets	17,696	652
TOTAL ASSETS	$17,696	$652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,452,798	$2,873,687
Current portion of loans, capital leases and line of credit	94,517	259,517
Convertible debt, net of beneficial conversion feature net of $920 and $5,989, respectively	173,580	234,261
Related party payable	172,173	172,173
Total current liabilities	2,893,068	3,539,638
Loans, capital leases and line of credit	169,500	--
Total liabilities	3,062,568	3,539,638
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 615,987,293 and 336,424,883 shares issued and outstanding, respectively	615,987	336,425
Additional paid in capital	12,058,574	11,903,613
Stock payable	375,172	34,985
Accumulated deficit	(16,094,605)	(15,814,009)
Total stockholders’ deficit	(3,044,872)	(3,538,986)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,696	$652

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2013	YEAR ENDED DECEMBER 31, 2012
REVENUE	$--	$--
COST OF REVENUE	--	--
GROSS LOSS	--	--

OPERATING EXPENSES
Selling, general and administrative expenses	177,790	131,252
Consulting fees	2,200	--
Professional fees and related expenses	461,426	186,276
Gain on settlement of accounts payable	--	(51,273)
Forgiveness of accrued officer compensation	(435,446)	--
TOTAL OPERATING EXPENSES	205,970	266,255

OPERATING LOSS	(205,970)	(266,255)

OTHER INCOME – nonrecurring
Gain on extinguishment of debt	(206,835)	--

OTHER EXPENSE, non-operating
Loss on disposal of fixed asset	--	12,429
Fair value of derivative liability	--	(113,026)
Interest expense, net	281,461	320,655
Loss on default of debt	--	23,750
TOTAL OTHER EXPENSE, non-operating	281,461	243,808

LOSS BEFORE PROVISION FOR INCOME TAXES	(280,596)	(510,063)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(280,596)	$(510,063)

BASIC & DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	432,089,766	266,620,012

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Payable/ Receivable	Accumulated Deficit	Total
		0.001 par value
Balance at December 31, 2011	191,380,081	$191,380	$11,853,215	$--	$(15,303,946)	$(3,259,351)

Stock for conversion of debt	115,931,471	$115,932	$(20,532)	$--	$--	$95,400
Stock payable for cash, net of offering costs	29,113,331	29,113	8,697	5,000	--	42,810
Stock payable fair value equity instrument	--	--	(4,088)	29,985	--	25,897
Convertible note (BCF)	--	--	66,321	--	--	66,321
Net loss	--	--	--	--	(510,063)	(510,063)
Balance at December 31, 2012	336,424,883	$336,425	$11,903,613	$34,985	$(15,814,009)	$(3,538,986)

Stock for cash, net of offering costs	13,000,000	$13,000	$52,000	$(5,000)	$--	$60,000
Stock for conversion of debt	79,693,142	79,693	58,909	--	--	138,602
Stock for services	186,869,268	186,869	39,552	1,015	--	227,436
Stock for accrued salaries	--	--	--	344,172		344,172
Convertible note (BCF)	--	--	4,500	--	--	4,500
Net loss	--	--	--	--	(280,596)	(280,596)
Balance at December 31, 2013	615,987,293	$615,987	$12,058,574	$375,172	$(16,094,605)	$(3,044,872)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC 31, 2013	YEAR ENDED DEC 31, 2012
Operating Activities
Net (loss) income	$(280,596)	$(510,063)
Cash used by operating activities
Depreciation and amortization	--	5,294
Stock for services	227,436	--
Gain on extinguishment of debt	(206,835)	--
Accretion of convertible notes beneficial conversion feature	9,568	72,429
Loss on disposal of assets	--	12,429
Fair value of derivative	--	(113,026)
Expenses paid by related party	--	15,000
Fair value of equity instrument	--	25,897
Loss on default of note payable	--	23,750
Forgiveness of accrued officer compensation	(435,446)	--
Gain on extinguishment of accounts payable	--	(51,273)
Changes in assets
Decrease in receivables	--	3,251
Decrease in prepaid expenses	--	22,000
Changes in liabilities
Decrease in accounts payable and accrued liabilities	425,716	359,283
Cash used by operating activities	(260,157)	(135,029)

Investing Activities
	--	--
Cash provided (used) by investing activities	--	--

Financing activities
Proceeds from sale of stock, net of offering costs	60,000	42,810
Proceeds from convertible notes	38,500	87,500
Proceeds from loans	219,500	15,000
Payments for loans and capital leases	(40,800)	(11,000)
Cash provided by financing activities	277,200	134,310

Increase (decrease) in cash	17,043	(719)
Cash at beginning of year	652	1,371

Cash at end of year	$17,696	$652

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Disposal of fixed assets	$--	$29,697
Stock for conversion of debt and interest	$138,602	$91,500
Beneficial conversion feature on convertible debt	$4,500	$(66,321)
Stock payable issued for repayment of services	$29,985	$--
Convertible notes for expenses paid by related party	$--	$15,000
Stock for conversion of accrued salaries	$344,172	$--

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying audited consolidated financial statements of National Automation Services, a Nevada corporation (“NAS”, or the “Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

These financial statements have been presented in accordance with the Securities and Exchange Commission (“SEC”) rules governing a smaller reporting company for both periods of December 31, 2013, and December 31, 2012.

Business Overview

NAS is a public holding company that serves various market sectors. Currently our market concentration is in the Petro-chemical industry. Our business plan takes action with expansion through carefully selected acquisitions. Our offerings are needed by a wide variety of companies across varied market segments, from food processing, to nuclear power both private and public sectors. Our focus is to increase shareholder value through these carefully selected companies bringing oversight and resources to each which will allow them to maximize profitability and growth opportunities within their markets and existing and expanding customer base. This strategy will allow for rapid advancement in overall assets and revenue streams for the Company.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD Field Services (“JD”). This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. The Company reclassified the stock held in reserve to common stock. Common stock was presented as net of issued and outstanding and the reserve shares (as noted in our Asher agreements).

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2013, the Company did not have cash in any one banking institution that exceeded this limit.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the year ended December 31, 2013 and 2012, the Company incurred net losses, resulting in no potentially dilutive common shares.

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

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU is effective for interim and annual periods beginning after December 15, 2013.  This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The adoption of this accounting standard update became effective for the Company’s interim and annual reporting periods beginning January 1, 2013.

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

In December 2011, the FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update did become effective for the reporting period beginning January 1, 2013.

Issued

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no operating revenues for the year ended December 31, 2013.  We had recurring net losses of $(280,596) for the year ended December 31, 2013, compared to the net losses of $(510,063) for the year ended December 31, 2012, and a working capital deficiency of $(2,875,372) at December 31, 2013.

Based on the above facts, management determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We have begun to expand our operations through acquisition. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability. The subsidiaries will use the Company for financial reporting purposes and other financial projections. However, we can give no assurance that our business plan will be successful. We have secured our first acquisition in early 2014 (see Note 10: Acquisitions), to begin this process.

NOTE 4: Loans, capital lease and lines of credit

The following tables represent the outstanding balance of loans, capital leases and lines of credit (“LOC”) for the Company as of December 31, 2013, and 2012.

	Year Ended December 31,
	2013	2012
South Bay Capital loan at an interest rate 12% (a)	$10,926	$10,926
Trafalgar promissory note (b)	--	200,000
Capital lease, line of credit (c)	33,591	33,591
Kinney note (8/18/13) (d)	149,500	--
Goss note (e)	20,000	--
Kinney note (11/1/13) (f)	50,000	--
Krochak note (g)	--	15,000
Loans and capital lease & LOC sub total	264,017	259,517
Less: current portion loans, capital leases, & LOC	(94,517)	(259,517)
Total	$169,500	$--

(a) On July 25, 2008, the Company entered into a loan agreement with South Bay Capital in the amount of $75,926. Per the terms of the verbal agreement no interest was to be accumulated. On December 19, 2008 the Company repaid South Bay in the amount of $65,000.  On September 15, 2009, the Company secured the remaining balance of the loan with a written promissory note. The note bears an interest rate of 12% for the remaining balance of $10,926, and was applied retrospectively to the note as of January 1, 2009.   As of December 31, 2013, $10,926 of the debt still remains outstanding with total interest of $45,606; the note is due on demand.

(b) On March 25, 2011, the Company entered into a promissory note agreement, which was a part of the Trafalgar Capital settlement agreement on the same date. The note bears an interest of 12% for 6 months. As of September 4, 2013, we owed $200,000 plus accrued interest in the amount of $34,537. On September 4, 2013, the Company settled its obligation to Trafalgar Capital Group, SARL, of outstanding principle and interest in the amount of $234,537. The settlement in the amount of $40,800 has relieved all encumbrances of Trafalgar on the Company’s financials and noted a gain in the amount of $193,737.

(c) On January 15, 2009, the Company entered into a capital lease for office equipment. The lease is over a 60 month period, with present lease payments exceeding 90% of fair market value of the property. The capital lease is a five (5) year lease at $481 per month. As of December 31, 2013, the lease is in default as we have not made any payments on the lease since 2011. All of our fixed assets have been disposed of in 2012. We still owe the outstanding lease even though the fixed assets were disposed. The balance as of December 31, 2013 is $17,508.  On April 1, 2009, the Company entered into a revolving line of credit with Dell Financial in the amount of $25,000. The Company’s current outstanding balance on the line of credit as of December 31, 2013 was $16,083, which included $8,796 on a capital lease for computers even though the fixed assets were disposed of.

(d) On August 18, 2013, the Company entered into a six (6) year interest convertible note agreement. The note bears an interest of 12% annum, at a principle balance of the note $149,500.  The terms of conversion are for interest accrued only; the principle balance of the note must be repaid in cash. As of December 31, 2013, the Company owed the principle balance plus accrued interest in the amount of $6,930.

(e) On September 19, 2013, the Company entered into a three (3) year interest convertible note agreement. The note bears an interest of 12% annum, at a principle balance of the note $20,000.  The terms of conversion are for interest accrued only; the principle balance of the note must be repaid in cash. As of December 31, 2013, the Company owed the principle balance plus accrued interest in the amount of $564.

(f) On November 1, 2013, the Company entered into a one (1) year interest convertible note agreement. The note bears an interest of 12% annum, at a principle balance of the note $50,000.  The terms of conversion are for interest accrued only; the principle balance of the note must be repaid in cash. As of December 31, 2013, the Company owed the principle balance plus accrued interest in the amount of $986.

(g) On January 4, 2012, the Company entered into a promissory note agreement. The note bears an interest of 7% annum, payable on demand.  On July 25, 2013, the Company issued 3,325,000 shares of restricted common stock in consideration of the principle and interest in the amount of $16,625.

On April 16, 2013, the Company entered into a thirty (30) day promissory note agreement in the amount of $5,000. As of December 31, 2013, the Company has repaid the note.

As of December 31, 2013, the Company noted several vendor payables outstanding. As such we recognized cumulative interest accrued on their outstanding balances in the amount of $101,920 which is included in accrued liabilities.

NOTE 5: Related party transactions

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2013, we owed $2,000 plus accrued interest in the amount of $2,250.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2013, we owed $9,760 plus accrued interest in the amount of $2,928.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2013, we owed $9,500 plus accrued interest in the amount of $2,850.

On April 1, 2009, we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000, which reduced our principle obligation from $86,000 to $71,000. As of December 31, 2013, we owed $71,000 plus accrued interest in the amount of $36,350.  As of December 31, 2013, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2013, we owed $79,913 plus accrued interest in the amount of $66,815.

NOTE 6: Convertible notes

As of December 31, 2013, the following convertible notes payable are outstanding.
Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	124,000	124,000	124,000	134,803
Convertible note issued on September 16, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	293	145
Convertible note issued on September 11, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	307	152
Convertible note issued on November 20, 2013, at an annual 10% interest rate for the three months, convertible to shares of stock at $0.005 per share	12,000	--	--	135
Convertible note issued on July 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.001 per share	25,000	2,500	2,364	2,384
Convertible note issued on September 11, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	307	152
Convertible note issued on September 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	5,000	500	309	307
Convertible note issued on September 18, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	1,000	--	--	57
Total	$174,500	$128,500	$127,580	$138,135

NOTE 7: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$173,580	$173,580	$--	$--
Total	$173,580	$173,580	$--	$--

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholders’ deficit:
Fair value of equity instrument	$29,985	$29,985	$--	$--
Convertible debt, net of beneficial conversion feature	234,261	234,261	$--	$--
Total	$264,246	$264,246	$--	$--

NOTE 8: Income taxes

At December 31, 2013 and 2012, the Company had federal and state net operating loss carry-forwards of approximately $7,313,000 and $6,914,000, respectively, which begin to expire in 2027. The components of net deferred tax assets, including a valuation allowance, are as follows (rounded):

	Year Ended December 31,
	2013	2012
Deferred tax asset:
Net operating loss carry forward	$2,559,600	$2,419,800
Stock based compensation	--	--

	2,559,600	2,419,800

Total deferred tax assets	2,559,600	2,419,800
Less: valuation allowance	(2,559,600)	(2,419,800)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $2,559,600 and $2,419,800, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012

Federal statutory tax rate	35%	35%
State taxes, net of federal benefit	7%	7%
Valuation allowance	(42)%	(42)%
Effective tax rate	0%	0%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued for interest and penalties in the amount of approximately $155,600 and $153,100 for December 31, 2013 and 2012, respectively. This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, were unable to be made for payroll paid prior to 2011, and past payroll tax IRS audit findings for our subsidiaries.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2013, 2012, 2011, 2010 and 2009. The federal (including payroll tax returns) and state filing payments have not been made for 2013, 2012, 2011 and 2010 respectively, as of the date of this filing.  The U.S. federal returns are considered open tax years for years 2007 - 2013. There are currently no corporate tax filings under examination by IRS tax authorities.

NOTE 9: Stockholders’ deficit

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

Common Stock

On April 16, 2013, the Company entered into a promissory note agreement in the amount of $5,000. The Company was to repay this amount back in 30 days. The Company defaulted on this 30 day return of the promissory note and as such we had to issue a stock payable in the amount of 1,000,000 shares of stock. On July 23, 2013, the Company issued out the 1,000,000 shares of restricted common stock at a value of $600 or $0.006 per share to compensate for the interest and delay of repayment. As of December 31, 2013 the Company has repaid this debt in full.

On July 1, 2013, we amended our promissory note agreement in the amount of $15,000 dated January 4, 2012 to a convertible note, which included accrued interest of $1,625. On July 9, 2013, the Company converted the noted and on July 23, 2013 we issued stock in the amount of 3,325,000 or $0.005 per share in consideration for the amount of $16,625.

On July 23, 2013, the Company issued 10,000,000 shares of restricted common stock in consideration for the convertible note dated March 14, 2012 in the amount of $40,000. The shares were converted at a price per share of $0.004 per share.

On July 23, 2013, the Company issued 10,092,748 shares of restricted common stock in consideration for service agreement dated July 5, 2013. The services were valued at the closing value of stock on July 9, 2013, in the amount of $11,102 or $0.0011 per share.

On July 23, 2013, the Company issued 6,924,476 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $5,540 or $0.0008 per share.

On July 23, 2013, the Company issued 102,000,000 shares of restricted common stock in consideration for services rendered by the Board of Directors of the Company.  The services were valued at $81,600 or $0.0008 per share.

On July 23, 2013, the Company issued 9,000,000 shares of restricted common stock in consideration for cash valued at $0.005 or $45,000.

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

On August 15, 2013, the Company granted 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon Board meeting minutes dated October 9, 2010, the Company issues stock in lieu of cash at a value of $0.10 per share or $344,172. As of December 31, 2013, the shares have not been issued.

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

On August 15, 2013, the Company issued 20,334,792 shares of restricted common stock in consideration for stock payable noted on December 31, 2012. The stock was valued at $40,669 or $0.002 per share

On August 22, 2013, the Company granted 7,496,036 shares of restricted common stock in final consideration for the convertible note dated April 29, 2011. The original amount of the note was $15,000. The final conversion was valued at $0.00084 per share or $6,298 including principle and interest. These shares were issued on November 12, 2013.

On September 9, 2013, the Company issued 2,500,000 of restricted common stock in consideration for services provided to the Board of Directors of the Company. The shares were valued at $9,500 or $0.0038 per share.

On October 16, 2013, the Company issued 5,000,000 of restricted common stock in consideration for services provided to the Company for investor relations. The shares were valued at $25,000 or $0.005 per share.

On October 17, 2013, the Company issued 7,142,857 shares of restricted common stock in consideration for the convertible note dated May 9, 2012 in the amount of $20,000. The shares were converted at a price per share of $0.0028 per share.

On November 5, 2013, the Company granted 10,000,000 shares in consideration for services provided to the Board of Directors of the Company. The shares were valued at $31,000 or $0.0031 per share. As of December 31, 2013, these shares were not issued. Subsequently on March 20, 2013, the Company issued the shares (see Note 11: other subsequent events).

On November 12, 2013, the Company issued 12,500,000 shares of restricted common stock in consideration for the convertible note dated May 9, 2012 in the amount of $15,000. The shares were converted at a price per share of $0.0012 per share.

On November 19, 2013, the Company issued 27,272,727 shares of restricted common stock in consideration for the convertible note dated May 9, 2012 in the amount of $30,000. The shares were converted at a price per share of $0.0011 per share.

On November 20, 2013, the Company issued 16,500,000 of restricted common stock in consideration for services agreement to the Company on July 5, 2013. The shares were valued at $18,150 or $0.0011 per share.

On November 25, 2013, the Company issued 10,956,522 shares of restricted common stock in final consideration for the convertible note dated May 9, 2012 in the amount of $10,080. The shares were converted at a price per share of $0.0009 per share.

NOTE 10: Acquisitions, subsequent events

Acquisition of JD Field Services

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. The JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD as the original PSA left a 6 month “unwinding” provision should NAS not be able to achieve its benchmarks in uplifting and repayment of JD debt in the course of 270 days. We have amended this position to the following, (1) NAS shall pay or assume all outstanding debt of JD. Payment on debt held by JD where the Sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if NAS or JD profits are sufficient to do so. (2) Each Seller of JD shall receive six percent (6%) of the outstanding common stock of NAS, constituting approximately six percent (6%) each of the total equity of NAS, but not requiring any fractional shares, or approximately fifty-nine million (59,000,000) shares each. (3) NAS shall provide to JD a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of the equity interests in NAS; holding in reserve, one hundred fifty eight million (158,000,000) shares of NAS Class A Common Stock to be representative of this Interest. (4) NAS shall pay any broker's commission associated with the purchase of JD interests, up to five hundred thousand dollars ($500,000).  NAS shall pay any remaining broker's commissions.

The following is the pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED PRO FORMA BALANCE SHEETS
	JD	NAS	Pro-forma Adjustments	Pro forma
	DEC 31, 2013	DEC 31, 2013	DEC 31, 2013	DEC 31, 2013
ASSETS
CURRENT ASSETS
Cash	$--	$17,696	$--	$17,696
Accounts receivable	3,496,909	--	--	3,496,909
Work in process	178,333	--	--	178,333
Prepaid expenses	78,940	--	--	78,940
Total current assets	$3,754,182	$17,696	$--	$3,771,878
Property, plant & equipment, net	15,806,214	--	--	15,806,214
Intangible assets, net	113,344	--	--	113,344
Goodwill	--	--	8,905,283	8,905,283
Other assets	76,740	--	--	76,740
TOTAL ASSETS	$19,750,480	$17,696	$8,905,283	$28,673,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,593,049	$2,452,798	$--	$5,045,847
Current portion of loans, capital leases and line of credit	2,463,922	94,517	--	2,558,439
Convertible debt, net of beneficial conversion feature net of $920 and $5,989, respectively	--	173,580	--	173,580
Related party payable	696,000	172,173	--	868,173
Total current liabilities	$5,752,971	$2,893,068	$--	$8,646,039
Long-term loans, capital leases and line of credit	8,449,436	169,500	--	8,618,936
Total liabilities	$14,202,407	$3,062,568	$--	$17,264,975
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 1,000,000,000 authorized, 615,986,053 issued and outstanding 2013	1,000	615,987	(1,000)	615,987
Additional paid in capital	(710,500)	12,058,574	710,500	12,058,574
Stock payable	--	375,172	3,540,000	3,915,172
Accumulated income (deficit)	6,257,573	(16,094,605)	4,655,783	(5,181,249)
Total stockholders’ equity (deficit)	5,548,073	(3,044,872)	8,905,283	11,408,484
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,750,480	$17,696	$8,905,283	$28,673,459

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS (unaudited)	YEAR ENDED DECEMBER 31, 2013	YEAR ENDED DECEMBER 31, 2013	YEAR ENDED DECEMBER 31, 2013	YEAR ENDED DECEMBER 31, 2013
	JD	NAS	Adjustments	Pro forma

REVENUE	$21,079,945	$--	$--	$21,079,945
COST OF REVENUE	17,805,262	--	--	17,805,262
GROSS PROFIT	3,274,683	--	--	3,274,683
OPERATING EXPENSES
Selling, general and administrative expenses	2,100,066	177,790	--	2,277,856
Professional fees and related expenses	93,843	463,626	--	557,469
Forgiveness of accrued officer compensation	--	(435,446)	--	(435,446)
TOTAL OPERATING EXPENSES	2,193,909	205,970	--	2,399,879
OPERATING INCOME (LOSS)	$1,080,774	$(205,970)	$--	$874,804
OTHER EXPENSE (INCOME), non-operating
Other expenses	220,512	--	--	220,512
Gain on debt extinguishment	--	(206,835)	--	(206,835)
Loss on disposal of fixed asset	629,852	--	--	629,852
Other income	(13,459)	--	--	(13,459)
Interest expense, net	647,936	281,461	--	929,397
TOTAL OTHER EXPENSE (INCOME), non-operating	1,484,841	74,626	--	1,559,467
LOSS BEFORE PROVISION FOR INCOME TAXES	(404,067)	(280,596)	--	(684,663)
PROVISION FOR INCOME TAXES	--	--	--	--
NET (LOSS) INCOME	$(404,067)	$(280,596)	$--	$(684,663)
BASIC LOSS PER SHARE	$--	$(0.00)	$--	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	--	432,089,766	--	550,089,766

The Company is finalizing this transaction but did not identify any intangible items which qualify for separate disclosure or accounting apart from goodwill.

NOTE 11: Other subsequent events

On March 20, 2014, the Company issued 10,000,000 of a stock payable noted on November 5, 2013 (see Note 9).

On March 26, 2014, the Company issued 118,000,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014.

On April 1, 2014, the Company issued 4,000,000 shares of restricted common stock for service agreements dated April 1, 2014.

On April 2, 2014, the Company issued 4,000,000 shares of restricted common stock for security on a note payable agreement dated April 2, 2014.

ITEM 9:                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None

ITEM 9A:                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have sufficient control over our written agreements. Management evaluated the impact of our failure to have sufficient control over our written agreements and has concluded that the control deficiency that resulted represented a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending December 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation, and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness in regard to control over written agreements by review of written agreements with our audit committee and subsequent working documentation to establish controls over accuracy in our disclosure and presentation of the written agreements.

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

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:                     OTHER INFORMATION

None

PART III

ITEM 10:                     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position
Robert W. Chance	56	Director, President and Chief Executive Officer of NAS

Sean Sego	44	Independent Director, Secretary of Board of Directors

Jeremy W. Briggs	38	Principle Financial Officer NAS

Tom Sego	47	Independent Director of the Board of Directors

Kevin Brown	40	Independent Director of the Board of Directors

James Gunn	49	Independent Director of the Board of Directors

Jason Jensen	41	General Manager of JD Field Services (subsidiary of NAS)

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

Kevin Brown has over twelve years of experience with Big 4 and regional accounting firms assurance services with a focus on financial statement and SOX 404 internal control audits for SEC registrants in the upstream and midstream oil and gas, precious and industrial metal mining, financial services, computer technology, media and entertainment, construction, and manufacturing and distribution industries. He has knowledge and experience summarizing and preparing memos that present issues with US GAAP and IFRS based technical accounting research and interpretations using FASB, IASB, and SEC regulations. He graduated with a Masters of Business Administration, California State University Fullerton, in 2003.

James Gunn is currently General Counsel for Cintron Brands, LLC, a beverage company located in Minnesota.  He also serves as counsel to several development stage start-ups.   He is a well-rounded attorney with experience focused on development stage businesses, workouts, and litigation.  Jim previously worked for several years for Thompson Coe Cousins & Irons, LLP in their St. Paul, Minnesota office, representing two Fortune 100 companies in litigation. He graduated with honors from the University of Iowa, College of Law in 1997.

Jason Jensen is currently the General Manager of JD Field services, an oil field services company located in Vernal, UT since its inception in 1999. He has been in the oil field and roustabout services industry for over 20 years. He received a certificate of completion from Uinta Basin Area Tech College in 1991.

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

•
or being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

Family Relationships

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

Code of Ethics and Corporate Governance

We have adopted a Code of Conduct (ethics) and Corporate Governance that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer; our management team and all employees. A copy of our Code of Conduct (ethics) and Corporate Governance is posted on our Internet site at http://www.nasv.biz. In the event that we amend or grant any waiver from, a provision of the Code of Conduct (ethics) and Corporate Governance that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet site.

ITEM 11:                    EXECUTIVE COMPENSATION

The following table sets forth all compensation earned during the fiscal years ended December 31, 2013, 2012 and 2011, by (i) our Chief Executive Officer (principal executive officer), (ii) our Principal Financial Officer, (iii) our Vice President, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $60,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Robert W. Chance,	2013	0	0	0	0	0	32,000	32,000
	2012	48,000	0	0	0	0	0	48,000
PEO Chief Executive Officer	2011	78,000	0	0	0	0	0	78,000
Jeremy W. Briggs,	2013	0	0	0	0	0	32,000	32,000
	2012	58,300	0	0	0	0	0	58,300
Principal Financial Officer	2011	75,000	0	58,000	0	0	0	133,000

(1)
In 2011 we issued to these individual 1,750,000 shares of our common stock based upon their employment agreements, (see Item 13 Certain Relationships and Related Transactions, and Director Independence – Compensation).

(2)
In 2013, the Company issued to these individuals 76,000,000 shares of restricted common stock in consideration for services provided to the Board of Directors (see Item 13 Certain Relationships and Related Transactions, and Director Independence – Compensation).

Employment Contracts

Employment Agreements with Named Executive Officers

Robert Chance. Effective October 12, 2007, our ISS subsidiary entered into an employment agreement, as amended, with Robert Chance under which he agreed to devote his full working time to the discharge of his duties, such duties to be those which ISS may from time to time assign to him.  Pursuant to the agreement, we agreed to pay Mr. Chance a salary at the rate of $104,000 per year and to provide him with such supplemental benefits as we may from time to time provide to our full-time employees in similar positions as Mr. Chance (see employment agreement as exhibited). As of December 31, 2012, due to the downturn of our operations we fixed Mr. Chance’s salary at $4,000 per month, since we have been unable to pay we have accrued for such salary, and as of December 31, 2013, the PEO has forgiven all accrued salary.

Jeremy Briggs.  On July 28, 2008, we entered into an employment agreement with Jeremy Briggs, as amended January 1, 2009, under which he agreed to devote his full working time as a Vice President and our Chief Accounting Officer.  Pursuant to the agreement, we agreed to pay Mr. Briggs a salary at the rate of $85,000 per year, to issue to him 250,000 shares of common stock which we valued at $32,500, and to provide him with such supplemental benefits as we may from time to time prove to our full-time employees in similar positions as Mr. Briggs.  On January 17, 2011, we amended our employment agreement with Jeremy Briggs increasing his current salary of $85,000 to $100,000 and awarding him 750,000 shares of common stock as a retention bonus (see employment agreement as exhibited). From January 1, 2012 – March 31, 2013 we placed Mr. Briggs on a consulting basis for services rendered, and as of April 1, 2013, we started to accrue salary expenses for Mr. Briggs, as of December 31, 2013, the PFO has forgiven all accrued salary.

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

ITEM 12:                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Management

The following table sets forth certain information as of April 11, 2014 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)	Percent of Class (2)
Common Stock	Robert W. Chance(3)	42,124,872	5.60%
Common Stock	Jeremy Briggs(4)	39,513,654	5.25%
Common Stock	Sean Sego	42,900,000	5.70%
Common Stock	Tom Sego	2,600,000	>1%
Common Stock	Kevin Brown	5,150,000	>1%
Common Stock	James Gunn	5,010,000	>1%
Common Stock	Jason Jensen(5)	59,000,000	7.85%
Common Stock	David Gurr(5)	59,000,000	7.85%
Common Stock	All Executive Officers and	255,298,526	33.95%
	Directors as a Group (8 persons)

(1)
Each person named is an executive officer or a director. Except as otherwise indicated, the address of each beneficial owner is c/o National Automation Services, Inc., P.O. Box 400775 Las Vegas, NV 89140.

(2)
Applicable percentage ownership is based on 751,987,293 shares of our common stock outstanding as of April 11, 2014, as provided by our Transfer Agent, which systematically makes the calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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
(5)
Individuals were issued shares of restricted common stock as a part of the Purchase and Sale Agreement with JD Field Services dated February 24, 2014, the amount of 59,000,000 shares each. See Item 13 below, “Certain Relationships and Related Transactions, and Director Independence – Promoters and Control Persons.”

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

Borrowings:

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $13,000. The terms of the loan were to repay of the loan in the amount of $13,000 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2013; we owed $2,000 plus accrued interest in the amount of $2,250.

On December 31, 2010, the Company entered into a promissory note with a former officer of the Company, for $9,760. The terms of the loan were to repay of the loan in the amount of $9,760 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2013; we owed $9,760 plus accrued interest in the amount of $2,928.

On December 31, 2010, the Company entered into a promissory note with a former employee of the Company, for $9,500. The terms of the loan were to repay of the loan in the amount of $9,500 with a 10% annual interest to start as of December 31, 2010. As of December 31, 2013; we owed $9,500 plus accrued interest in the amount of $2,850.

On April 1, 2009 we modified the verbal loan agreement entered into on June 30, 2008 with a former director of the Company, which had a balance of $50,000 as of December 31, 2008, by making it a formal promissory note, capitalizing accrued interest into the principal ($36,000) and including an annual interest rate of 10%.  On August 15, 2011, we repaid a portion of the note obligation in the amount of $15,000, which reduced our principle obligation from $86,000 to $71,000. As of December 31, 2013; we owed $71,000 plus accrued interest in the amount of $36,350.  As of December 31, 2012, the note holder has called the note.

On November 5, 2008, the Company entered into agreement promissory note with a former director of the Board, for $77,000. The terms of the loan were to repay of the loan in the amount of $72,000 with the addition of a $5,000 fee for interest or incur a $250 a day late fee if paid after December 5, 2008. On April 1, 2009 the loan agreement was modified to remove the $250 a day late fees and add an annual interest rate of 10%.  As of December 31, 2013, we owed $79,913 plus accrued interest in the amount of $66,815.

Compensation, Etc.

We also have issued to our named executive officers common stock for services rendered in both capacity of management and their respective roles on the Board of Directors, as follows:

To Robert Chance: On July 23, 2013, we issued 34,000,000 shares for Board services.

To Sean Sego: On July 23, 2013, we issued 34,000,000 shares for Board services.

To Jeremy Briggs:  On July 23, 2013, we issued 34,000,000 shares for Board services.

To Sean Sego: On August 1, 2013, we issued 4,000,000 shares for Board services.

To Robert Chance: On August 1, 2013, we issued 4,000,000 shares for Board services.

To Jeremy Briggs:  On July 23, 2013, we issued 4,000,000 shares for Board services.

To Kevin Brown: On November 5, 2013, we granted 5,000,000 shares for Board services and issued on March 20, 2014.

To James Gunn: On November 5, 2013, we granted 5,000,000 shares for Board services and issued on March 20, 2014.

To Jason Jensen: On March 26, 2014, we issued 59,000,000 in accordance with the JD acquisition agreement.

To David Gurr: On March 26, 2014, we issued 59,000,000 in accordance with the JD acquisition agreement.

To Sean Sego: On April 2, 2014, the Company issued 4,000,000 shares of restricted common stock for security on a note payable agreement dated April 2, 2014.

Promoters and certain control persons

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as noted in our registration statement Form 10/a filed on March 3, 2010.

Director Independence

As of April 11, 2014, we currently have four (4), individuals serving on our board which we deem independent directors of the Company set forth in NASDAQ Rule 5605(a)(2).

ITEM 14:                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of its annual financial statements and reviews of the financial statements included in the Company's Forms 10-Q’s and 10-K’s for fiscal year 2013 and 2012 were approximately $36,000 and  $33,000, respectively.

Other Fees

For 2013 and 2012, we incurred no other fees to Keeton, CPA, Certified Public Accountants, for products and services other than the services reported above.

ITEM 15:                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements Filed

(b)	Exhibits

Exhibit No.	Description of Exhibit

2.1
Stock Purchase Agreement dated October 2, 2007, by and among National Automation Services, Inc., Intuitive System Solutions, Inc., the stockholders of Intuitive System Solutions, Inc., TBeck Capital Inc. and 3 JP Inc. (1)

2.2	Stock Purchase Agreement dated December 26, 2007, by and among National Automation Services, Inc., Intecon, Inc. and the stockholders of Intecon, Inc. (1)

2.3	Stock Purchase Agreement dated June 30, 2009 by and among National Automation Services, Inc., Control Engineering, Inc., and the stockholders of Control Engineering, Inc. (1)

3.1	Articles of Incorporation, as amended.(1)

3.2	Bylaws.(1)

10.1	Securities Purchase Agreement dated March 26, 2008 by and between National Automation Services, Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.2	Security Agreement dated March 26, 2008 by and between National Automation Services and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.3	Secured Redeemable Debenture issued March 26, 2008 by National Automation Services, Inc. to Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.4	Securities Purchase Agreement dated July 21, 2008 by and between National Automation Services, Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.5	Security Agreement dated July 21, 2008 by and between National Automation Services, Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.6	Personal Guaranty dated July 21, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.7	Secured Redeemable Debenture issued July 21, 2008 by National Automation Services, Inc. to Trafalgar Capital Specialized Investment Fund, Luxembourg.(1)

10.8
Credit Agreement dated December 18, 2008 by and among National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc., Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.9	Security Agreement dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.10	Revolving Note issued December 18, 2008 by National Automation Services, Inc., Intecon, Inc. and Intuitive System Solutions, Inc. to Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.11	Guaranty dated December 18, 2008 by and between National Automation Services, Inc., Intecon, Inc., Intuitive System Solutions, Inc. and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.12	Personal Guaranty dated December 18, 2008 by and between Robert Chance and Trafalgar Capital Specialized Investment Fund, FIS.(1)

10.13	Employment Agreement of Robert Chance.(1)

10.14	Employment Agreement of Manuel Ruiz.(1)

10.15	Employment Agreement of Jody Hanley.(1)

10.16	Employment Agreement of Brandon Spiker.(1)

10.17	Employment Agreement of David Marlow.(1)

10.18	Operating Lease Agreement dated January 1, 2008 with Jody Hanley.(1)

10.19	Nevada lease agreements.(1)

10.20	Arizona lease agreements (1)

10.21	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Jody Hanley.(1)

10.22	Promissory note dated April 1, 2009 by and between National Automation Services, Inc. and Robert O’Connor.(1)

10.23	Lock Up Letter Agreement between T-Beck Capital, Inc. and Robert Chance, Jody Hanley and Manuel Ruiz, dated August 9, 2007.(3)

10.24	Summary of February 2008 Oral Loan Agreement with Robert Chance.(2)

10.25	Summary of July 25, 2008 Oral Loan Agreement with South Bay Capital, Inc. (2)

10.26	Termination Agreement with Control Engineering, Inc., dated September 18, 2009.(2)

10.27	Investment Banking Agreement with T-Beck Capital, dated October 2, 2007.(2)

10.28	Consulting Agreement with Draco Financial LLC, dated April 18, 2008.(2)

10.29	Consulting Agreement with Viard Consulting Services, dated July 16, 2008.(2)

10.30	Consulting Agreement with Gianpiero Balestrieri, dated July 16, 2008.(2)

10.31	Employment Agreement with Jeremy Briggs, dated July 28, 2008.(4)

10.32	Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(4)

10.33	Amendment, dated March 1, 2010, to Addendum, dated January 1, 2009, to Jeremy Briggs Employment Agreement.(5)

10.34	Consulting agreement dated May 29, 2009 by and between National Automation Services, Inc. and Keros Capital (7)

10.35	Promissory note dated September 11, 2009 by and between National Automation Services, Inc. and Brandon Spiker (7)

10.36	Consulting agreement dated October 16, 2009 by and between National Automation Services, Inc. and Selective Consulting (7)

10.37	Convertible note dated November 9, 2009 by and between National Automation Services, Inc. and Joan Dougherty (7)

10.38	Convertible note dated November 10, 2009 by and between National Automation Services, Inc. and Eugene Ingles III (7)

10.39	Convertible note dated December 15, 2009 by and between National Automation Services, Inc. and Mark Ingles (7)

10.40	Convertible note dated December 22, 2009 by and between National Automation Services, Inc. and Eugene Ingles IV (7)

10.41	Consulting agreement dated January 27, 2010 by and between National Automation Services, Inc. and Quality Stocks (7)

10.42	Consulting agreement dated February 1, 2010 by and between National Automation Services, Inc. and Harbour Capital (7)

10.43	Securities Purchase Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.44	Registration Rights Agreement dated April 7, 2010 with Ascendiant Capital Group, LLC (6)

10.45	Convertible note dated September 1, 2010 by and between National Automation Services, Inc. and Steven Seeley (9)

10.46	Convertible note dated September 21, 2010 by and between National Automation Services, Inc. and Michael Hayak (9)

10.47a	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.47b	Convertible note dated October 15, 2010 by and between National Automation Services, Inc. and George Donovan (9)

10.48	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and David Marlow (9)

10.49	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and James Jesse (9)

10.50	Promissory note dated December 31, 2010 by and between National Automation Services, Inc. and Brandon Spiker (9)

10.51	Consulting agreement dated September 21, 2010 by and between National Automation Services, Inc. and Quality Stocks.(9)

10.52	Consulting agreement dated April 10, 2010 by and between National Automation Services, Inc. and Lord & Benoit.(9)

10.53	Consulting agreement dated September 24, 2010 by and between National Automation Services, Inc. and Tribe Communication (Robert Sullivan).(9)

10.54	Promissory note dated March 21, 2011 by and between National Automation Services, Inc. and Trafalgar Capital (disclosed as exhibit I in the settlement agreement filed in 8K on March 29, 2011).(9)

10.55	Consulting agreement dated March 3, 2011 by and between National Automation Services, Inc. and Lighthouse Capital.(9)

10.56	Addendum, dated January 17, 2011, to Jeremy Briggs Employment Agreement(9)

10.57	Addendum, dated January 17, 2011, to Brandon Spiker Employment Agreement(9)

10.58	Addendum, dated December 30, 2010, to David Marlow Employment Agreement(9)

10.59	Settlement agreement dated March 25, 2011 by and between National Automation Services, Inc. and Trafalgar Capital in conjunction with litigation between both parties.(8)

10.60	Finder’s Fee agreement dated March 15, 2011 by and between National Automation Services, Inc. and Newport Coast Securities.(9)

10.61	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan.(10)

10.62	Amended convertible note dated May 23, 2011 by and between National Automation Services, Inc. and George Donovan.(10)

10.63	Convertible note dated April 18, 2011 by and between National Automation Services, Inc. and Asher Enterprises.(10)

10.64	Convertible note dated June 2, 2011 by and between National Automation Services, Inc. and Asher Enterprises.(10)

10.65	Service agreement dated November 28, 2011 by and between National Automation Services, Inc. and Newport Coast Securities. (10)

10.66	Service agreement dated April 14, 2011 by and between National Automation Services, Inc. and Versant Funding LLC. (10)

10.67	Securities and collateral agreement dated April 29, 2011 by and between National Automation Services, Inc. and TriPod Group LLC. (10)

10.68	Service agreement dated June 30, 2011 by and between National Automation Services, Inc. and Tribe Communications, Inc. (Robert Sullivan)(10)

10.69	Service agreement dated September 1, 2011 by and between National Automation Services, Inc. and National Financial Communications Corporation. (10)

10.70	Service agreement dated April 26, 2011 by and between National Automation Services, Inc. and Mass Media 77. (10)

10.71	Convertible note dated May 8, 2012 by and between National Automation Services, Inc. and Asher Enterprises.(11)

10.72	Service agreement dated June 26, 2012 by and between National Automation Services, Inc. and Mass Media 77. (11)

10.73	Convertible note dated March 14, 2012 by and between National Automation Services, Inc. and Ronald Krochak.(11)

10.74	Promissory note dated January 4, 2012 by and between National Automation Services, Inc. and Ronald Krochak (11)

10.75	Service agreement dated March 23, 2012 by and between National Automation Services, Inc. and Newport Coast Securities.(11)

10.76	Service agreement dated May 8, 2012 by and between National Automation Services, Inc. and Newport Coast Securities.(11)

10.77	Convertible note dated January 6, 2012 by and between National Automation Services, Inc. and Asher Enterprises.(11)

10.78	Convertible note dated July 1, 2013 by and between National Automation Services, Inc. and Ronald Krochak(*)

10.79	Convertible note dated September 19, 2013 by and between National Automation Services, Inc. and Carolyn Goss(*)

10.80	Convertible note dated July 10, 2013 by and between National Automation Services, Inc. and Ronald Krochak(*)

10.81	Convertible note dated November 1, 2013 by and between National Automation Services, Inc. and Sharon Kinney(*)

10.82	Service agreement dated July 15, 2013 by and between National Automation Services, Inc. and Wellington Shields(*)

10.83	Service agreement dated July 15, 2013 by and between National Automation Services, Inc. and Wellington Shields(*)

10.84	Convertible note dated September 11, 2013 by and between National Automation Services, Inc. and Michael Hayek(*)

10.85	Convertible note dated September 16, 2013 by and between National Automation Services, Inc. and Dennis Clarke(*)

10.86	Convertible note dated September 11, 2013 by and between National Automation Services, Inc. and Lisa DeFily(*)

10.87	Convertible note dated September 18, 2013 by and between National Automation Services, Inc. and Eric Haggard(*)

10.88	Convertible note dated September 10, 2013 by and between National Automation Services, Inc. and Debra Stangle(*)

10.89	Promissory note dated April 15, 2013 by and between National Automation Services, Inc. and Jody Dougherty(*)

10.90	Convertible note dated August 12, 2013 by and between National Automation Services, Inc. and Sharon Kinney(*)

10.91	Service agreement dated July 5, 2013 by and between National Automation Services, Inc. and Mass Media 77, LTD(*)

10.92	Convertible note dated November 20, 2013 by and between National Automation Services, Inc. and Ronald Krochak(*)

10.93	Purchase and Sale agreement with JD Field Services executed on February 24, 2014 with National Automation Services, Inc.(12)

10.94	Amended Purchase and Sale agreement with JD Field Services executed on March 25, 2014 with National Automation Services, Inc.(13)

14.1	Code of Ethics (NAS Company code of conduct) (9)

21.1	Subsidiaries(*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101.INS	XBRL Instance Document(*)

101.SCH	XBRL Taxonomy Extension Schema Document(*)

101.CAL	XBRL Taxonomy Extension Calculation Link base Document(*)

101.LAB	XBRL Taxonomy Extension Label Link base Document(*)

101.PRE	XBRL Taxonomy Extension Presentation Link base Document(*)

101.DEF	XBRL Taxonomy Extension Definition Link base Document(*)

99.1	Disclosure Policy(1)

Filed herewith (*)
Filed with registration statement Form 10 on August 7, 2009 (1)
Filed with amended registration statement Form 10/A on September 9, 2009 (2)
Filed with amended registration statement Form 10/A on October 29, 2009 (3)
Filed with amended registration statement Form 10/A on February 1, 2010 (4)
Filed with amended registration statement Form 10/A on March 3, 2010 (5)
Filed as exhibits 10.1 and 10.2, respectively on Form 8K on April 8, 2010 (6)
Filed with amended registration statement Form 10 on March 8, 2010 (7)
Filed as exhibits 10.1 on Form 8K on March 29, 2011 (8)
Filed as exhibits on audited form 10-K on April 14, 2011(9)
Filed as exhibits on audited form 10-K on April 14, 2012(10)
Filed as exhibits on audited form 10-K on April 14, 2012(11)

Filed as exhibits 1.1 on Form 8K on February 24, 2014(12)
Filed as exhibits 1.1 on Form 8K on March 26, 2014(13)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.
(Registrant)

Date:        April 11, 2014

By:	/s/	Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Principal Financial Officer