Form 10-Q
period 2014-03-31
National Automation Services Inc
filed 2014-07-09
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2014

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 8, 2014
Common Stock, $.001 par value	784,754,733

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31, 2014	DEC 31, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$12,540	$17,696
Accounts receivable, net	2,474,471	--
Prepaid expenses	161,456	--
Total current assets	2,648,467	17,696

Property, plant and equipment, net	14,264,075	--
Deferred financing fees, net	18,466	--
TOTAL ASSETS	$16,931,008	$17,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,533,899	$2,452,798
Current portion of loans, capital leases and line of credit	3,800,942	94,517
Convertible debt, net of beneficial conversion feature of $0 and $920	174,500	173,580
Current portion of related party payable	733,097	172,173
Total current liabilities	9,242,438	2,893,068
LONG TERM LIABILITIES
Long term loans, capital leases	8,292,490	169,500
Long term related party payable	379,975	--
Total liabilities	17,914,903	3,062,568
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 743,987,294 and 615,987,293 shares issued and outstanding, respectively	743,988	615,987
Additional paid in capital	12,374,574	12,058,574
Stock payable	344,172	375,172
Accumulated deficit	(14,446,628)	(16,094,605)
Total stockholders’ deficit	(983,895)	(3,044,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,931,008	$17,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2014	THREE MONTHS ENDED MAR 31, 2013
REVENUE	$2,004,606	$--
Less: returns and allowances	(13,027)	--
NET REVENUE	1,991,579	--

COST OF REVENUE	1,580,162	--
GROSS PROFIT	411,417	--

OPERATING EXPENSES
Selling, general and administrative expenses	263,866	14,961
Professional fees and related expenses	21,878	15,320
Forgiveness of accrued officer compensation	(39,626)	--
TOTAL OPERATING EXPENSES	246,118	30,281

OPERATING INCOME (LOSS)	165,299	(30,281)

OTHER INCOME, non-operating
Gain on bargain acquisition JD Field Services	(1,620,071)	--
TOTAL OTHER INCOME, non-operating	(1,620,071)	--

OTHER EXPENSE, non-operating
Interest expense, net	125,209	71,260
TOTAL OTHER EXPENSE, non-operating	125,209	71,260

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,660,161	(101,541)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	$1,660,161	$(101,541)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	626,276,182	336,424,883

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	666,017,902	336,424,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED MAR 31, 2014	THREE MONTHS ENDED MAR 31, 2013
Operating Activities
Net income (loss)	$1,660,161	$(101,541)
Cash used by operating activities
Depreciation and amortization	113,463	--
Accretion of convertible notes beneficial conversion feature	920	5,989
Forgiveness of accrued officer compensation	(39,626)	--
Fair value of equity instrument	--	(16,480)
Gain on bargain purchase of JD Field Services	(1,620,071)	--
Changes in assets
Increase in receivables	(148,841)	--
Increase in prepaid expenses	(8,654)	--
Changes in liabilities
Increase in accounts payable and accrued liabilities	21,277	100,612
Cash used by operating activities	(21,371)	(11,420)

Investing Activities
Purchase of fixed assets	(105,233)	--
Cash retained by subsidiary	104,816	--
Cash used by investing activities	(417)	--

Financing activities
Proceeds from sale of stock, net of offering costs	--	20,000
Proceeds from line of credit	172,373	--
Payments for loans	(196,707)	--
Payments for leases	(9,033)	--
Proceeds from convertible notes	50,000	--
Cash provided by financing activities	16,633	20,000

(Decrease) increase in cash	(5,155)	8,580
Cash at beginning of the year	17,695	652

Cash at end of the period	$12,540	$9,232

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$58,601	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$413,000	$--
Capitalized leases	$132,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Organization and basis of presentation

                Basis of Financial Statement Presentation

The accompanying reviewed condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of March 31, 2014 and March 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s annual Report on Form 10-K filed with the SEC, from which the balance sheet information as of December 31, 2013, was derived.

Business Overview

NAS is a public holding company that holds subsidiaries which provide services for the domestic oil and gas industry. Our business plan takes action with expansion through carefully selected acquisitions. Our services are needed by a wide variety of oil and natural gas industry providers in both private and public sectors. Our focus is to increase shareholder value through these carefully selected companies with NAS bringing oversight and resources to each, which will allow them to maximize profitability and growth opportunities within their markets, and expanding their customer base. This strategy will allow for rapid advancement in overall assets and revenue streams for the Company.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD Field Services, Inc. (“JD”). This is the first of several anticipated acquisitions that the Company has as a part of its growth strategy.  JD provides services to the oil and gas industry primarily focused around those activities that are related to oilfield services. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. The Company also provides oil and gas equipment rental services, hot shot, roustabout services, and construction site development services, as well as operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

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

Cash & Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash. The Company has no cash equivalents for the periods presented.

Prepaid Expenses

Amounts paid in advance for a benefit not yet received. This type of expense normally includes costs paid in one fiscal year (or period) that benefits a future year (or period).

Property, Plant and Equipment

As required by the Property, Plant and Equipment Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company is required to use a predetermined method in calculating depreciation expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally ten/fifteen years for heavy machinery, five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s balance sheet with the resulting gain or loss reflected in the Company’s results of operations. Maintenance costs are expensed as incurred. Due to the nature of the equipment, major repairs are capitalized as they reflect an adjustment to the overall value of the equipment and its useful life can be extended.

In evaluating the salvage value service equipment we use a standard of, Machinery and Equipment - Worth approximately 10 - 30% of purchase price after 10-15 years depending on the asset. Vehicles - Worth approximately 20% of purchase price after 10-15 years depending on the asset. These salvage values are based on industry averages for the type of machinery and equipment used in oilfield services.

Sales Taxes

The Company collects sales tax. The amount received is credited to a liability account as payments are received or invoices are generated. At any point in time, this account represents the net amount owed to the taxing authority for amounts collected but not yet remitted. Sales taxes are then remitted to the appropriate taxing jurisdictions.

Allowance for Doubtful Accounts

As required by the Receivables Topic of FASB ASC, the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

The Company estimates its accounts receivable risks to provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of the way in which we conduct business largely in the areas of contracts. Accounts receivable includes the accrual of work in process for project contracts and field service revenue. We recognize that there is a potential of not being paid in a 12 month period. Our evaluation includes the length of time receivables are past due, adverse situations that may affect a contract’s scope to be paid, and prevailing economic conditions. We assess each and every customer to conclude whether or not remaining balances outstanding need to be placed into allowance and then re-evaluated for write-off. We review all accounts to ensure that all efforts have been exhausted before noting that a customer will not pay for services rendered. The evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

In all cases, revenue is recognized as earned by the Company. As the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (for additional information see Note 9: Fair value).

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Even though we had a gain through bargain purchase of our acquisition of JD our operating revenues were insufficient to fund our operations. We had an income of $1,660,161 (of which $1,620,071 was the bargain purchase for JD) for the three months ended March 31, 2014, and a working capital deficiency of $(6,593,973) at March 31, 2014, which is due primarily to the increase in debt liabilities from the acquisition of JD.

Based on the above facts, management determined that there was substantial doubt about the Company’s ability to continue as a going concern.

We intend to expand our operations purely through acquisitions as previously described in Note 1.

NOTE 4: Accounts receivable, net
	MAR 31,	DEC 31,
	2014	2013
Accounts receivable	$4,463,686	$--
Less: allowance for doubtful accounts	(1,989,215)	--
Total	$2,474,471	$--

NOTE 5: Property, plant & equipment
	MAR 31,	DEC 31
	2014	2013
Buildings	$78,930	$--
Furniture and fixtures	46,923	--
Vehicles	4,408,127	--
Machinery and equipment	9,841,640	--
	14,375,620
Less: Accumulated depreciation	(111,545)	--
Total	$14,264,075	$--

Depreciation expense for the three months ended March 31, 2014 was $111,545 and for the year ended December 31, 2013 was $0.

NOTE 6: Loans, capital lease and lines of credit

The following tables represent the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company for the three months ending March 31, 2014. The Company acquired the debt as a part of the JD acquisition.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of MAR 31, 2014
Ally	02/24/2014	07/07/2014	58,038	0.00%	4,837
Ally	02/24/2014	04/14/2014	34,635	0.00%	1,924
Ally	02/24/2014	02/10/2019	43,395	4.00%	36,378
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	129,734
Peoples United Bank	02/24/2014	01/29/2016	734,640	10.10%	264,748
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,433,361
Ford Credit	02/24/2014	03/16/2016	23,700	4.34%	14,573
Ford Credit	02/24/2014	09/28/2015	28,700	6.39%	16,049
Ford Credit	02/24/2014	09/28/2016	44,576	3.74%	15,901
Ford Credit	02/24/2014	06/05/2016	88,575	7.89%	53,926
Ford Credit	02/24/2014	02/28/2015	56,372	6.49%	21,123
Ford Credit	02/24/2014	03/29/2017	73,005	7.89%	48,662
Ford Credit	02/24/2014	10/29/2015	36,700	6.54%	13,453
Ford Credit	02/24/2014	10/29/2015	34,400	6.54%	12,610
Ford Credit	02/24/2014	09/30/2015	94,000	5.74%	30,597
Ford Credit	02/24/2014	09/19/2016	45,994	8.29%	31,509
GE Capital	02/24/2014	10/10/2018	189,151	6.42%	150,862
GE Capital	02/24/2014	07/01/2018	153,944	7.24%	118,356
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	193,257
Mack Financial Services	02/24/2014	03/12/2016	326,746	0.00%	150,002
Mack Financial Services	02/24/2014	11/09/2016	347,520	0.00%	199,863
Mack Financial Services	02/24/2014	01/18/2017	275,770	0.00%	167,965
Mack Financial Services	02/24/2014	01/24/2018	244,684	6.00%	193,958
MACU	02/24/2014	10/26/2018	41,540	2.99%	38,928
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	131,070
Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	47,635
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	5,729,174
Zion’s Bank – LOC	02/24/2014	--	500,000	4.00%	568,909
H&E – Capital lease	02/24/2014	10/22/2015	105,800	12.00%	57,148
H&E – Capital lease	02/24/2014	07/01/2015	105,000	12.00%	57,460
H&E – Capital lease	02/24/2014	07/01/2015	106,000	12.00%	54,990
H&E – Capital lease	02/24/2014	07/01/2015	102,000	12.00%	49,335
H&E – Capital lease	02/24/2014	07/01/2015	95,500	12.00%	49,335
H&E – Capital lease	02/24/2014	01/17/2014	95,000	12.00%	36,384
H&E – Capital lease	02/24/2014	01/17/2014	105,000	12.00%	44,392
H&E – Capital lease	02/24/2014	01/15/2014	107,550	12.00%	17,118
H&E – Capital lease	02/24/2014	01/20/2014	95,000	12.00%	36,347
H&E – Capital lease	02/24/2014	01/20/2014	95,000	12.00%	33,897
H&E – Capital lease	02/24/2014	03/25/2015	132,500	12.00%	132,500
National Insurance	02/24/2014	--	--	--	107,379
South Bay Capital	07/25/2008	--	10,926	12.00%	10,926
Capital lease	01/15/2009	--	16,083	--	33,591
Kinney	08/18/2013	08/18/2019	149,500	12.00%	149,500
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000
Kinney2	11/11/2013	11/11/2014	50,000	12.00%	50,000
O’Connor	04/01/2009	--	71,000	10.00%	71,000
Hanley	04/01/2009	--	79,913	10.00%	79,913
Spiker	12/31/2010	--	9,500	10.00%	9,500
Jesse	12/31/2010	--	9,760	10.00%	9,760
Marlow	12/31/2010	--	13,000	10.00%	2,000
Goss2	03/28/2014	03/28/2015	50,000	12.00%	50,000
American Express	--	--	--	--	111,593
Total debt liabilities					$12,093,432
Less: current portion					(3,800,942)
Total long-term liabilities					$8,292,490

As of March 31, 2014, the Company noted several vendor payables outstanding. As such we recognized cumulative interest accrued on their outstanding balances in the amount of $25,480 which is included in accrued liabilities.

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At March 31, 2014, interest was charged at LIBOR + 3.85%. The line of credit is scheduled for renewal November 16, 2015. The line of credit balance as of March 31, 2014 was $568,909.

NOTE 7: Convertible notes

As of March 31, 2014, the following convertible notes payable are outstanding:

Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on April 15, 2011, at a 20% interest rate for six months, convertible to shares of stock at $0.02 per share	124,000	124,000	124,000	147,033
Convertible note issued on September 16, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	500	268
Convertible note issued on September 11, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	500	275
Convertible note issued on November 20, 2013, at an annual 10% interest rate for the three months, convertible to shares of stock at $0.005 per share	12,000	--	--	430
Convertible note issued on July 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.001 per share	25,000	2,500	2,500	3,616
Convertible note issued on September 11, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	2,500	500	500	275
Convertible note issued on September 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	5,000	500	500	553
Convertible note issued on September 18, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.005 per share	1,000	--	--	106
Total	$174,500	$128,500	$128,500	$152,556

NOTE 8: Related party transactions

On February 24, 2014, the Company acquired a 6% promissory note with an officer of the Company through the acquisition of JD of $660,753.  As March 31, 2014, the Company owes an additional $75,601, as expenses were paid by the officer on behalf of the company.  As of March 31, 2014, $550,238 of principal and $19,224 of interest is outstanding.

On February 24, 2014, the Company acquired a 7.05% promissory note with an officer of the Company through the acquisition of JD of $510,000.  As March 31, 2014, the Company owes an additional $52,834, as expenses were paid by the officer on behalf of the company.  As of March 31, 2014, $562,834 of principal and $0 of interest is outstanding.

As of December 31, 2013, the Company had $172,173 of outstanding related party debt to former employees.  The debt has been re-classified out of related party debt and into loans as of March 31, 2014, due to the fact that these former employees have not been associated with the Company for two years.

NOTE 9: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of JD’s net identifiable assets acquired (see Note 11: Acquisitions)	$2,033,071	$--	$--	$2,033,071
Total	$2,033,071	$--	$--	$2,033,071

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$174,500	$174,500	$--	$--
Total	$174,500	$174,500	$--	$--

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$173,580	$173,580	$--	$--
Total	$173,580	$173,580	$--	$--

NOTE 10: Stockholders’ deficit

Preferred Stock

Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

Common Stock

On March 20, 2014, the Company issued 10,000,000 of a stock payable with the grant date of November 5, 2013, valued at $31,000.

On March 26, 2014, the Company issued 118,000,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014 (See Note 11: Acquisitions).

Stock Payable

On August 15, 2013, the Company granted 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon board meeting minutes dated October 9, 2010, the Company granted stock in lieu of cash at a value of $0.10 per share or $344,712. As of March 31, 2014, the shares have not been issued.

Prior to March 31, 2014, the Company elected to disclose reserved shares on the face of the balance sheet by having a contra equity account named "reserved shares". At March 31, 2014, the Company has decided to disclose reserved shares only in the stockholders’ deficit footnote and not on the face of the balance sheet. Reserved shares will continue to be broken out in the general ledger for internal tracking purposes, however, for presentation purposes, the Company has decided to re-classify the reserved shares into the common stock account instead of breaking it out as a separate line item.  This results in the netting of the reserved shares to zero in the common stock account.  The re-classification results in no change to the beginning balance and as of March 31, 2014, the Company has in reserve 158,000,000 shares based on the JD purchase and sale agreement (see Note 11: Acquisitions).

NOTE 11: Acquisitions

Acquisition of JD Field Services, Inc.

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

 The Company calculated the fair value of the business acquisition as follows:

ASSETS	FEB 24, 2014
Cash	$104,816
Accounts receivable	2,325,630
Prepaid expense	152,892
Fixed Assets	14,138,387
Intangible assets, net	29,402
LIABILITIES
A/P, accrued, loans and LOC	14,718,056
Fair Market Value of Net Identifiable Assets on 2/24/2014	$2,033,071
Purchase Price
Less: Stock for consideration	(413,000)
Bargain purchase option	$1,620,071

The following is the pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

	NAS	JD	Adjustments
(Unaudited)	MAR 31, 2014	MAR 31, 2014	MAR 01, 2014	MAR 31, 2014
ASSETS
CURRENT ASSETS
Cash	$8,358	$4,182	$--	$12,540
Accounts receivable, net	--	2,474,471	--	2,474,471
Prepaid expenses	3,450	158,186	--	161,456
Total current assets	11,808	2,636,839	--	2,648,467

Property, plant & equipment, net	--	14,264,075	--	14,264,075
Intangible assets, net	--	18,466	--	18,446
Other assets	413,000	--	(413,000)	--
TOTAL ASSETS	$424,808	$16,919,380	$(413,000)	$16,931,008

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,504,032	$2,018,378	$--	$4,533,901
Current portion of loans, capital leases and line of credit	316,690	3,484,252	--	3,800,942
Convertible debt, net of beneficial conversion feature net of $ 0	174,500	--	--	174,500
Related party payable	--	733,097	--	733,097
Total current liabilities	2,995,222	6,235,727	--	9,242,440
Long-term related party loans		379,972		379,972
Long-term loans, capital leases and line of credit	169,500	8,122,992	--	8,292,490
Total liabilities	3,164,722	14,738,691	--	17,914,902
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 1,000,000,000 authorized, 744,227,121 issued and outstanding 2014	743,987	413,001	(413,000)	743,987
Additional paid in capital	12,374,574	--	--	12,374,572
Stock payable	344,172	--	--	344,172
Accumulated equity (deficit)	(16,202,647)	1,767,688		(14,446,628)
Total stockholders’ equity (deficit)	(2,739,914)	2,180,689	(413,000)	(983,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$424,808	$16,919,380	$(413,000)	$16,931,008

	NAS MAR 31, 2014	JD MAR 31, 2014	Adjustments MAR 01, 2014	MAR 31, 2014
REVENUE	$--	$2,004,606	$3,323,970	$5,328,576
COST OF REVENUE	--	1,593,190	2,866,012	4,459,202
GROSS PROFIT	--	411,416	--	869,374
OPERATING EXPENSES
Selling, general and administrative expenses	55,558	208,308	362,607	626,473
Professional fees and related expenses	21,436	442	2,570	24,448
Forgiveness of accrued officer compensation	(39,626)	--	--	(39,626)
TOTAL OPERATING EXPENSES	37,367	208,750	--	611,295
OPERATING INCOME (LOSS)	$(37,367)	$202,667	$--	$258,079
OTHER EXPENSE, non-operating
Gain on acquisition, bargain purchase of JD	--	(1,620,071)	39,208	(1,580,863)
Interest expense, net	70,160	55,049	53,571	178,780
TOTAL OTHER EXPENSE (INCOME), non- operating	70,160	(1,565,022)	--	(1,402,082)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(107,527)	1,767,688	--	1,660,161
PROVISION FOR INCOME TAXES	--	--	--	--
NET (LOSS) INCOME	$(107,527)	$1,767,688	$--	$1,660,161
BASIC LOSS PER SHARE	$(0.00)	$--	$--	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	626,163,117	--	--	626,163,117

The Company is finalizing this transaction including putting a final valuation on a customer list which will qualify for separate disclosure and accounting apart from goodwill.

NOTE 12: Subsequent events

On April 1, 2014, the Company issued 4,000,000 shares of restricted common stock for service agreements dated April 1, 2014.

On April 2, 2014, the Company issued 4,000,000 shares of restricted common stock for security on a note payable agreement dated April 2, 2014.

On April 18, 2014, the Company repaid our convertible noted entered into on September 10, 2013.  We paid in cash a total of $5,720, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid our convertible noted entered into on September 11, 2013.  We paid in cash a total of $2,850, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid our convertible noted entered into on September 11, 2013. We paid in cash a total of $2,850, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid our convertible noted entered into on September 18, 2013. We paid in cash a total of $1,150, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid our convertible noted entered into on September 19, 2013.  We paid in cash a total of $2,850, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid our convertible noted entered into on November 20, 2013. We paid in cash a total of $13,000, which includes principle and accrued interest through April 18, 2014.

On June 4, 2014, the Company issued 21,000,000 shares of common stock for two service agreements dated April 11, 2014.

On July 1, 2014, the Company issued 10,767,440 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (and in mutual agreement between the Company and note holder) in the amount of $124,000 principle and $145,186 in accrued interest. The shares were converted at a price per share of $0.025 per share based upon the mutual agreement.

Acquisition of Devoe Construction Services, LLC

On July 3, 2014, NAS entered into a purchase and sale agreement with Devoe Construction Services, LLC (herein after referred to as “Devoe” or the “seller”.) This is the second of several anticipated acquisitions that NAS has as a part of its growth strategy.  Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site.  The purchase consideration is as follows: NAS is to acquire 92.6% of the company with 7.4% minority interest to be retained by seller.  Consideration for the 92.6% is twelve million ($12,000,000) in cash and common stock of NAS.  (1) Three million five hundred thousand dollars ($3,500,000) in cash on the closing date; (2) NAS shall place three million five hundred thousand dollars ($3,500,000) in an interest bearing escrow account; (3) on the closing date, NAS shall issue Promissory Notes (“seller note”) to each seller representing a total principal debt of one million dollars ($1,000,000) secured by the Company assets. Each seller note shall have a one (1) year term at an annual interest rate of three and one half percent (3.5%). Each seller note shall have a conversion provision to allow conversion of 100 percent of the principal and accrued interest into shares of common stock of NAS at 25% discount to average market trailing 10 day value, exercisable any time, and at seller’s option, after NAS’s shares have traded on a national exchange (AMEX or NASDAQ) for no less than three hundred and sixty five (365) days.  (4) Upon closing, four million dollars, ($4,000,000) in value of NAS restricted common stock will be issued to seller at the calculated price at time of closing or on the first complete trading day following up list and offering, at the option of NAS. Share certificates will be issued within 30 days of Closing.  (5) NAS shall pay any broker's commission associated with the purchase of Devoe interests.

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

Executive Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Petro Chemical / Oil and Gas Industry market place. Our services are needed by a wide variety of companies across varied market segments in the oil and gas industry.

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At July 7, 2014, our cash on hand was approximately $84,000, and at March 31, 2014, although we had a gain through a bargain purchase of our acquisition of JD Field Services, Inc., (“JD”) our operating revenues were insufficient to fund our operations.  Consequently, our reviewed March 31, 2014 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to expand our operations through acquisitions in 2014 and beyond. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations. Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD.  (See the Form 8-K filed on 06/11/2014).

On July 3, 2014, NAS entered into a purchase and sale agreement with Devoe Construction Services, LLC (herein after referred to as “Devoe” or the “seller”.) This is the second of several anticipated acquisitions that NAS has as a part of its growth strategy.  Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site.

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

Prepaid Expenses

Amounts paid in advance for a benefit not yet received. This type of expense normally includes costs paid in one fiscal year (or period) that benefits a future year (or period).

Property, Plant and Equipment

As required by the Property, Plant and Equipment Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company is required to use a predetermined method in calculating depreciation expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally ten/fifteen years for heavy machinery, five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s balance sheet with the resulting gain or loss reflected in the Company’s results of operations. Maintenance costs are expensed as incurred. Due to the nature of the equipment, major repairs are capitalized as they reflect an adjustment to the overall value of the equipment and its useful life can be extended.

In evaluating the salvage value service equipment we use a standard of, Machinery and Equipment - Worth approximately 10 - 30% of purchase price after 10-15 years depending on the asset. Vehicles - Worth approximately 20% of purchase price after 10-15 years depending on the asset. These salvage values are based on industry averages for the type of machinery and equipment used in oilfield services.

Allowance for Doubtful Accounts

As required by the Receivables Topic of FASB ASC, the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

The Company estimates its accounts receivable risks to provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of the way in which we conduct business largely in the areas of contracts. Accounts receivable includes the accrual of work in process for project contracts and field service revenue. We recognize that there is a potential of not being paid in a 12 month period. Our evaluation includes the length of time receivables are past due, adverse situations that may affect a contract’s scope to be paid, and prevailing economic conditions. We assess each and every customer to conclude whether or not remaining balances outstanding need to be placed into allowance and then re-evaluated for write-off. We review all accounts to ensure that all efforts have been exhausted before noting that a customer will not pay for services rendered. The evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

In all cases, revenue is recognized as earned by the Company. As the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

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

Summary of Consolidated Results of Operations

A:            Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	March 31,
	(unaudited)
	2014	2013	% Change
Revenue	$2,004,606	$--	100%
Less: returns and allowances	(13,027)	--	(100%)
Total net revenue	1,991,579	--	100%

Cost of revenue	1,580,162	--	100%
Total gross profit	411,417	--	100%

Operating expenses
Selling, general and administrative expenses	263,866	14,961	1,664%
Professional fees and related expenses	21,878	15,320	43%
Forgiveness of accrued officer compensation	(39,626)	--	(100	) %
Total operating expenses	246,118	30,281	713%
Operating income (loss)	165,299	(30,281)	646%

Gain on acquisition	(1,620,071)	--	(100	) %
Interest expense, net	125,209	71,260	76%
Total other (income) expense	(1,494,862)	71,260	(2,198)%
Net income (loss)	$1,660,161	$(101,541)	1,735%

Revenues and Costs of Revenue. For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, our total net revenue increase by $1,991,579 or 100% due to our acquisition of JD and their ongoing revenue from operations. Total gross profit was $411,417 or 100% compared to $0 in the previous period. Costs of revenue consist of labor and overhead for services provided by the Company, that we added through our acquisition.

Operating income (loss). For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, our total operating income increased by $195,680 or 646% to $165,299 compared to a loss of $(30,281). This increase is due primarily to our acquisition of JD and their operating expenses for the one month period of March 31, 2014. We had a forgiveness of officer compensation, additional professional fees associated with our review and audit of financials, and an increase in payroll expenses, for our administrative office staff in our JD subsidiary.

Gain on acquisition. For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, we had a gain on acquisition in the amount of $1,620,071 for the purchase of our new subsidiary.

Interest expense, net.  Interest expense, net increased by $53,949, or 76%, to $125,209 which represents the convertible note interest, and accounts payable interest and interest incurred on our debt, that we added through our acquisition, for our subsidiary incurred for the current three month period ending March 31, 2014.

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

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction are being realized in 2014, and beyond, due to our acquisition plan.

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

On July 3, 2014, the Company entered into a purchase and sale agreement with Devoe Construction Services, LLC (“Devoe”). This is the second of several additional acquisitions that NAS has as a part of its growth strategy. Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site, located in Colorado. We are also in the process of additional financing to provide to Devoe capital for their expansion plans. These capital financing requests are an added bonus to the growth strategy of NAS and will improve our recapitalization efforts.

Summary of Consolidated Cash Flow for the three months ended March 31, 2014 and 2013(rounded)

Our total cash increased approximately by $3,300, or 36%, to approximately $12,500 for the three months ended March 31, 2014, compared to approximately $9,200 for the three months ended March 31, 2013. Our consolidated cash flows for the three months ended March 31, 2014, and 2013 were as follows:

	MAR 31, 2014	MAR 31, 2013
Net cash used by operating activities	$(21,400)	$(11,400)
Net cash used by investing activities	$(400)	$--
Net cash provided by financing activities	$16,600	$20,000

Operating Activities: Our total cash used by operating activities increased by $10,000, or 87%, to $(21,400) for the three months ended March 31, 2014, compared to $(11,400) for the three months ended March 31, 2013.  The change is primarily due to our recent acquisition of JD and the changes represented by net income and increases in accrued expenses for the three months ended March 31, 2014.

Investing Activities: Our investing activities were limited to the purchase of capital equipment and our subsidiary retaining cash during the purchase of the acquisition on February 24, 2014

Financing Activities: Our total cash provided by financing activities decreased by $400, or 2%, to $16,600 for the three months ended March 31, 2014, compared to $20,000 for the three months ended March 31, 2013. The decrease is due in part to our payments on debt agreements.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 4.  Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have sufficient control over our written agreements. Management evaluated the impact of our failure to have sufficient control over our written agreements and has concluded that the control deficiency that resulted represented a material weakness.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending March 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2014, the Company issued 10,000,000 of a stock payable from the grant date of November 5, 2013.

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

On June 4, 2014, the Company issued 21,000,000 shares of common stock for two service agreements dated April 11, 2014.

On July 1, 2014, the Company issued 10,767,440 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (and in mutual agreement between the Company and note holder) in the amount of $124,000 principle and $145,186 in accrued interest. The shares were converted at a price per share of $0.025 per share based upon the mutual agreement.

Noted in our registration statement Form 10, Form 10-K, and Form 10-Q, we have had the noted sales of unregistered securities within the past three months. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3.  Defaults Upon Senior Securities

On July 1, 2014, the Company issued 10,767,440 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (which was in default) in the amount of $124,000 principle and $145,186 in accrued interest. The shares were converted at a price per share of $0.025 per share based upon the mutual agreement.

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
Date: July 8, 2014

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)