Form 10-Q/A
period 2014-03-31
National Automation Services Inc
filed 2014-07-15
CIK 1415998

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 14, 2014
Common Stock, $.001 par value	784,754,733

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T, and to make corrections to its presentable financials for accuracy.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31, 2014	DEC 31, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$12,540	$17,696
Accounts receivable, net	2,474,471	--
Prepaid expenses	161,456	--
Total current assets	2,648,467	17,696

Property, plant and equipment, net	14,264,075	--
Deferred financing fees, net	18,466	--
TOTAL ASSETS	$16,931,008	$17,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,533,899	$2,452,798
Current portion of loans, capital leases and line of credit	3,800,942	94,517
Convertible debt, net of beneficial conversion feature of $0 and $920	174,500	173,580
Current portion of related party payable	733,097	172,173
Total current liabilities	9,242,438	2,893,068
LONG TERM LIABILITIES
Long term loans, capital leases	8,292,490	169,500
Long term related party payable	379,975	--
Total liabilities	17,914,903	3,062,568
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 743,987,294 and 615,987,293 shares issued and outstanding, respectively	743,987	615,987
Additional paid in capital	12,374,574	12,058,574
Stock payable	344,172	375,172
Accumulated deficit	(14,446,628)	(16,094,605)
Total stockholders’ deficit	(983,895)	(3,044,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,931,008	$17,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2014	THREE MONTHS ENDED MAR 31, 2013
REVENUE	$2,004,606	$--
Less: returns and allowances	(13,027)	--
NET REVENUE	1,991,579	--

COST OF REVENUE	1,580,162	--
GROSS PROFIT	411,417	--

OPERATING EXPENSES
Selling, general and administrative expenses	263,866	14,961
Professional fees and related expenses	21,878	15,320
Forgiveness of accrued officer compensation	(39,626)	--
TOTAL OPERATING EXPENSES	246,118	30,281

OPERATING INCOME (LOSS)	165,299	(30,281)

OTHER INCOME, non-operating
Gain on bargain acquisition JD Field Services	(1,620,071)	--
TOTAL OTHER INCOME, non-operating	(1,620,071)	--

OTHER EXPENSE, non-operating
Interest expense, net	125,209	71,260
TOTAL OTHER EXPENSE, non-operating	125,209	71,260

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,660,161	(101,541)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	$1,660,161	$(101,541)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	626,276,182	336,424,883

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	666,017,902	336,424,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED MAR 31, 2014	THREE MONTHS ENDED MAR 31, 2013
Operating Activities
Net income (loss)	$1,660,161	$(101,541)
Cash used by operating activities
Depreciation and amortization	113,463	--
Accretion of convertible notes beneficial conversion feature	920	5,989
Forgiveness of accrued officer compensation	(39,626)	--
Fair value of equity instrument	--	(16,480)
Gain on bargain purchase of JD Field Services	(1,620,071)	--
Changes in assets
Increase in receivables	(148,841)	--
Increase in prepaid expenses	(8,654)	--
Changes in liabilities
Increase in accounts payable and accrued liabilities	21,276	100,612
Cash used by operating activities	(21,372)	(11,420)

Investing Activities
Purchase of fixed assets	(105,233)	--
Cash retained by subsidiary	104,816	--
Cash used by investing activities	(417)	--

Financing activities
Proceeds from sale of stock, net of offering costs	--	20,000
Proceeds from line of credit	172,373	--
Payments for loans	(196,707)	--
Payments for leases	(9,033)	--
Proceeds from convertible notes	50,000	--
Cash provided by financing activities	16,633	20,000

(Decrease) increase in cash	(5,156)	8,580
Cash at beginning of the year	17,696	652

Cash at end of the period	$12,540	$9,232

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$58,601	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$413,000	$--
Capitalized leases	$132,000	$--

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

	NAS	JD	Adjustments
(Unaudited)	MAR 31, 2014	MAR 31, 2014	MAR 01, 2014	MAR 31, 2014
ASSETS
CURRENT ASSETS
Cash	$8,358	$4,182	$--	$12,540
Accounts receivable, net	--	2,474,471	--	2,474,471
Prepaid expenses	3,450	158,006	--	161,456
Total current assets	11,808	2,636,659	--	2,648,467

Property, plant & equipment, net	--	14,264,075	--	14,264,075
Intangible assets, net	--	18,466	--	18,466
Other assets	413,000	--	(413,000)	--
TOTAL ASSETS	$424,808	$16,919,200	$(413,000)	$16,931,008

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,504,032	$2,029,867	$--	$4,533,899
Current portion of loans, capital leases and line of credit	316,690	3,484,252	--	3,800,942
Convertible debt, net of beneficial conversion feature net of $ 0	174,500	--	--	174,500
Related party payable	--	733,097	--	733,097
Total current liabilities	2,995,222	6,247,216	--	9,242,440
Long-term related party loans		379,975		379,975
Long-term loans, capital leases and line of credit	169,500	8,122,990	--	8,292,490
Total liabilities	3,164,722	14,750,181	--	17,914,903
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 1,000,000,000 authorized, 744,227,121 issued and outstanding 2014	743,987	413,000	(413,000)	743,987
Additional paid in capital	12,374,574	--	--	12,374,574
Stock payable	344,172	--	--	344,172
Accumulated equity (deficit)	(16,202,647)	1,756,019		(14,446,628)
Total stockholders’ equity (deficit)	(2,739,914)	2,169,019	(413,000)	(983,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$424,808	$16,919,200	$(413,000)	$16,931,008

	NAS MAR 31, 2014	JD MAR 31, 2014	Adjustments MAR 01, 2014	MAR 31, 2014
REVENUE	$--	$2,004,606	$3,323,970	$5,328,576
COST OF REVENUE	--	1,593,190	2,866,012	4,459,202
GROSS PROFIT	--	411,416	--	869,374
OPERATING EXPENSES
Selling, general and administrative expenses	55,557	208,308	362,607	626,472
Professional fees and related expenses	21,436	442	2,570	24,448
Forgiveness of accrued officer compensation	(39,626)	--	--	(39,626)
TOTAL OPERATING EXPENSES	37,367	208,750	--	611,294
OPERATING INCOME (LOSS)	$(37,367)	$202,666	$--	$258,079
OTHER EXPENSE, non-operating
Gain on acquisition, bargain purchase of JD	--	(1,620,071)	39,208	(1,580,863)
Interest expense, net	70,160	55,049	53,571	178,780
TOTAL OTHER EXPENSE (INCOME), non- operating	70,160	(1,565,022)	--	(1,402,082)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(107,527)	1,767,688	--	1,660,161
PROVISION FOR INCOME TAXES	--	--	--	--
NET (LOSS) INCOME	$(107,527)	$1,767,688	$--	$1,660,161
BASIC LOSS PER SHARE	$(0.00)	$--	$--	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	626,163,117	--	--	626,163,117

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
Date: July 14, 2014

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)