Form 10-Q
period 2014-06-30
National Automation Services Inc
filed 2014-08-14
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2014

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2014
Common Stock, $0.001 par value	784,894,562

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	JUN 30, 2014	DEC 31, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$94,287	$17,696
Accounts receivable, net	1,462,116	--
Prepaid expenses	1,466,133	--
Total current assets	3,022,536	17,696
Security deposit	750	--
Property, plant and equipment, net	15,076,967	--
Deferred financing fees, net	59,716	--
TOTAL ASSETS	$18,159,969	$17,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,543,615	$2,452,798
Current portion of loans, capital leases and line of credit	7,874,612	94,517
Convertible debt, net of beneficial conversion feature of $0 and $920	25,000	173,580
Current portion of related party payable	860,398	172,173
Total current liabilities	13,303,625	2,893,068
LONG TERM LIABILITIES
Long term loans, capital leases	4,653,443	169,500
Long term related party payable	302,042	--
Total liabilities	18,259,110	3,062,568
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 1,000,000,000 authorized, 774,127,122 and 615,987,293 shares issued and outstanding, respectively	774,127	615,987
Additional paid in capital	13,418,316	12,058,574
Stock payable	599,375	375,172
Accumulated deficit	(14,890,959)	(16,094,605)
Total stockholders’ deficit	(99,141)	(3,044,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,159,969	$17,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED JUNE 30, 2014	THREE MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2014	SIX MONTHS ENDED JUNE 30, 2013
REVENUE	$4,416,910	$--	$6,421,516	$--
Less: returns and allowances	(6,063)		(19,090)
NET REVENUE	4,410,847	--	6,402,426	--

COST OF REVENUE	3,980,246	--	5,560,408	--
GROSS PROFIT	430,601	--	842,018	--

OPERATING EXPENSES
Selling, general and administrative expenses	522,789	44,534	786,655	59,495
Professional fees and related expenses	125,657	54,052	147,535	85,852
Forgiveness of accrued officer compensation	(39,569)	--	(79,195)	--
TOTAL OPERATING EXPENSES	608,877	98,586	854,995	145,347

OPERATING LOSS	(178,276)	(98,586)	(12,977)	(145,347)

OTHER INCOME, non-operating
Gain on extinguishment of debt	10,329	--	10,329	--
Gain on bargain purchase acquisition of JD	--	--	1,620,071	--
TOTAL OTHER INCOME, non-operating	10,329	--	1,630,400	--

OTHER EXPENSE, non-operating
Interest expense, net	288,568	64,622	413,777	135,882
TOTAL OTHER EXPENSE, non-operating	288,568	64,622	413,777	135,882

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(456,515)	(163,208)	1,203,646	(281,229)

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS) INCOME	$(456,515)	$(163,208)	$1,203,646	$(281,229)

BASIC (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

DILUTED (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	615,987,293	336,424,883	685,456,906	336,424,883
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	615,987,293	336,424,883	876,526,238	336,424,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED JUN 30, 2014	SIX MONTHS ENDED JUN 30, 2013
Operating Activities
Net income (loss)	$1,203,646	$(281,229)
Cash used by operating activities
Depreciation and amortization	478,339	--
Accretion of convertible notes BCF	920	5,989
Allowance for doubtful accounts	(2,526)	--
Stock issued for services	41,400	--
Forgiveness of accrued officer compensation	(79,195)	--
Fair value of equity instrument	--	2,354
Gain on debt extinguishment	(10,329)	--
Gain on bargain purchase of JD Field Services	(1,620,071)	--
Changes in assets
Accounts receivables	866,039	--
Other assets	(750)	--
Prepaid expenses	159,814	--
Changes in liabilities
Accounts payable and accrued liabilities	417,560	232,852
Cash provided by (used for) operating activities	1,454,847	(40,034)

Investing Activities
Cash retained by subsidiary	104,816	--
Cash paid for fixed assets	(79,230)	--
Cash provided by investing activities	25,586	--

Financing activities
Proceeds from sale of stock, net of offering costs	--	35,000
Proceeds from line of credit	2,683,679	--
Proceeds on note payables	150,000	--
Proceeds from related party debt	78,000	--
Payments for loans	(1,322,233)	--
Payments for leases	(102,096)	--
Payments on line of credit	(2,855,192)	--
Payments on related party debt	(36,000)	5,000
Cash (used for) provided by financing activities	(1,403,842)	40,000

Increase (decrease) in cash	76,591	(34)
Cash at beginning of the year	17,696	652

Cash at end of the period	$94,287	$618

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$236,632	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$413,000	$--
Financed assets	$1,194,870	$--
Stock granted for settlement of debt	$269,197	$--
Financed prepaid insurance	$504,555	$--
Stock issued for prepaid services	$968,500	$--
Stock issued for deferred financing fees	$50,000	$--
Capitalized leases	$132,000	$--

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of June 30, 2014, and June 30, 2013.

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

The Company estimates its accounts receivable risks to provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of the way in which we conduct business largely in the areas of contracts. Accounts receivable includes the accrual of work in process for project contracts and field service revenue. We recognize that there is a potential of not being paid in a twelve (12) month period. Our evaluation includes the length of time receivables are past due, adverse situations that may affect a contract’s scope to be paid, and prevailing economic conditions. We assess each and every customer to conclude whether or not remaining balances outstanding need to be placed into allowance and then re-evaluated for write-off. We review all accounts to ensure that all efforts have been exhausted before noting that a customer will not pay for services rendered. The evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Even though we had a gain through bargain purchase of our acquisition of JD our operating revenues were insufficient to fund our operations. We had a net income of $1,203,646 (of which $1,620,071 was the bargain purchase for JD) for the six months ended June 30, 2014, and a working capital deficiency of $(10,281,089) at June 30, 2014, which is due primarily to the increase in debt liabilities from the acquisition of JD.

Based on the above facts, management determined that there was substantial doubt about the Company’s ability to continue as a going concern.

               We intend to expand our operations purely through acquisitions as previously described in Note 1.

NOTE 4: Accounts receivable, net
	JUN 30,	DEC 31,
	2014	2013
Accounts receivable	$3,448,806	$--
Less: allowance for doubtful accounts	(1,986,690)	--
Total	$1,462,116	$--

NOTE 5: Property, plant & equipment, net
	JUN 30,	DEC 31,
	2014	2013
Buildings	$78,930	$--
Furniture and fixtures	46,923	--
Vehicles	4,408,127	--
Machinery and equipment	11,010,508	--
	15,544,488
Less: Accumulated depreciation	(467,521)	--
Total	$15,076,967	$--

Depreciation expense for the six months ended June 30, 2014, was $467,521 and for the year ended December 31, 2013, was $0.

NOTE 6: Loans, capital lease and lines of credit

The following tables represent the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of June 30, 2014. The Company acquired the debt as a part of the JD acquisition.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of JUN 30, 2014
Ally	02/24/2014	02/10/2019	43,395	4.00%	$34,697
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	119,018
Equify	04/08/2014	05/01/2019	1,769,512	7.05%	1,357,282
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,381,341
Ford Credit	02/24/2014	03/16/2016	23,700	4.34%	13,106
Ford Credit	02/24/2014	09/28/2015	28,700	6.39%	14,027
Ford Credit	02/24/2014	09/28/2016	44,576	3.74%	13,591
Ford Credit	02/24/2014	06/05/2016	88,575	7.89%	48,460
Ford Credit	02/24/2014	02/28/2015	56,372	6.49%	17,425
Ford Credit	02/24/2014	03/29/2017	73,005	7.89%	45,157
Ford Credit	02/24/2014	10/29/2015	36,700	6.54%	10,270
Ford Credit	02/24/2014	10/29/2015	34,400	6.54%	9,626
Ford Credit	02/24/2014	09/30/2015	94,000	5.74%	25,813
Ford Credit	02/24/2014	09/19/2016	45,994	8.29%	28,745
GE Capital	02/24/2014	10/10/2018	189,151	6.42%	143,734
GE Capital	02/24/2014	07/01/2018	153,944	7.24%	112,487
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	180,652
Mack Financial Services	02/24/2014	03/12/2016	326,746	0.00%	133,124
Mack Financial Services	02/24/2014	11/09/2016	347,520	0.00%	182,720
Mack Financial Services	02/24/2014	01/18/2017	275,770	0.00%	154,444
Mack Financial Services	02/24/2014	01/24/2018	244,684	6.00%	182,619
MACU	02/24/2014	10/26/2018	41,540	2.99%	36,944
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	129,110
Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	42,521
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	5,362,295
Zion’s Bank – LOC	--	--	--	--	230,449
H&E – Capital lease	02/24/2014	10/22/2015	105,800	12.00%	48,748
H&E – Capital lease	02/24/2014	07/01/2015	105,000	12.00%	49,060
H&E – Capital lease	02/24/2014	07/01/2015	106,000	12.00%	46,590
H&E – Capital lease	02/24/2014	07/01/2015	102,000	12.00%	40,935
H&E – Capital lease	02/24/2014	07/01/2015	95,500	12.00%	40,935
H&E – Capital lease	02/24/2014	01/17/2014	95,000	12.00%	29,034
H&E – Capital lease	02/24/2014	01/17/2014	105,000	12.00%	34,792
H&E – Capital lease	02/24/2014	01/15/2014	107,550	12.00%	10,068
H&E – Capital lease	02/24/2014	01/20/2014	95,000	12.00%	28,997
H&E – Capital lease	02/24/2014	01/20/2014	95,000	12.00%	26,547
H&E – Capital lease	02/24/2014	03/25/2015	132,500	12.00%	112,850
National Insurance	06/01/2014	05/31/2015	504,555	6.00%	463,652
South Bay Capital	07/25/2008	--	10,926	12.00%	10,926
Capital lease	01/15/2009	--	16,083	--	33,591
Kinney3	05/31/2014	05/31/2016	100,000	12.00%	100,000
Kinney	08/18/2013	08/18/2019	149,500	12.00%	149,500
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000
Kinney2	11/01/2013	10/31/2014	50,000	12.00%	50,000
O’Connor	04/01/2009	--	71,000	10.00%	71,000
Hanley	04/01/2009	--	79,913	10.00%	79,913
Spiker	12/31/2010	--	9,500	10.00%	9,760
Jesse	12/31/2010	--	9,760	10.00%	9,500
Marlow	12/31/2010	--	13,000	10.00%	2,000
Goss2	02/28/2014	11/28/2014	50,000	12.00%	50,000
Total debt liabilities					12,528,055
Less: current portion					(7,874,612)
Total long-term liabilities					$4,653,443

As of June 30, 2014, the Company noted several vendor payables outstanding. As such we recognized cumulative interest accrued on their outstanding balances in the amount of $50,960 which is included in accrued liabilities.

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At June 30, 2014, interest was charged at LIBOR + 3.85%. The line of credit is scheduled for renewal November 16, 2015. The line of credit balance as of June 30, 2014 was $230,449.

NOTE 7: Convertible notes

As of June 30, 2014, the following convertible notes payable are outstanding:

Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on July 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.001 per share	25,000	2,500	2,500	4,863
Total	$25,000	$2,500	$2,500	$4,863

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

On June 13, 2014, the Company granted 10,767,440 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (and in mutual agreement between the Company and note holder) in the amount of $124,000 principle and $145,186 in accrued interest.

NOTE 8: Operating lease agreement

On June 21, 2014, the Company entered into an operating lease agreement for our corporate offices located in Las Vegas, Nevada. The operating lease runs from July 1, 2014 for twelve (12) months to June 30, 2015 with a non-related third party for $750 per month with no annual increase. Future payments to office rent are:

From	Through	Sq. footage	$ per sq. ft.	Estimated Annual rent	Monthly rent

7/1/14	6/30/15	260	3.40	$9,000	$750

NOTE 9: Related party transactions

On April 22, 2014, the Company entered into a related party note agreement with an independent director of NAS. This promissory note was for two (2) months and was to provide funds for corporate use. The principle amount of the note $28,000 an interest feature of 10% per annum. As of June 30, 2014, $28,000 of principal and $529 of interest is outstanding, and is due on demand.

On April 3, 2014, the Company entered into a related party note agreement with an independent director of NAS. This promissory note is for one (1) year and was to provide funds for corporate use. The principle amount of the note $50,000 an interest feature of 10% per annum. The note also consisted of a deferred financing fee in the form of stock in the amount of 4MM shares. As of June 30, 2014, $50,000 of principal and $1,250 of interest is outstanding.

On February 24, 2014, the Company acquired a 6% promissory note with an officer of the Company through the acquisition of JD of $474,637.  As June 30, 2014, the Company owes an additional $76,878, as expenses were paid by the officer on behalf of the company.  As of June 30, 2014, $551,515 of principal and $0 of interest is outstanding.

On February 24, 2014, the Company acquired a 7.05% promissory note with an officer of the Company through the acquisition of JD of $510,000.  As June 30, 2014, the Company owes an additional $22,925, as expenses were paid by the officer on behalf of the company.  As of June 30, 2014, $532,925 of principal and $0 of interest is outstanding.

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

	Fair value at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of JD’s net identifiable assets acquired (see Note 12: Acquisitions)	$2,033,071	$--	$--	$2,033,071
Total	$2,033,071	$--	$--	$2,033,071

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$25,000	$25,000	$--	$--
Total	$25,000	$25,000	$--	$--

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$173,580	$173,580	$--	$--
Total	$173,580	$173,580	$--	$--

NOTE 11: Stockholders’ deficit

Preferred Stock

Our wholly owned subsidiary, ISS, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

Common Stock

On March 20, 2014, the Company issued 10,000,000 of a stock payable with the grant date of November 5, 2013, valued at $31,000.

On March 26, 2014, the Company issued 118,000,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014 (See Note 12: Acquisitions).

On April 1, 2014, the Company issued 4,000,000 shares of restricted common stock for service agreements, valued at $160,000.

On April 1, 2014, the Company issued 139,828 shares of its restricted common stock from the stock payable granted on August 15, 2013.

On April 21, 2014, the Company issued 1,000,000 shares of restricted common stock for service agreements, valued at $41,400.

On April 2, 2014, the Company issued 4,000,000 shares of restricted common stock for deferred financing fee on a note payable agreement dated April 2, 2014, valued at $50,000.

On June 4, 2014, the Company issued 21,000,000 shares of common stock for two service agreements dated April 11, 2014, valued at $808,500 which has been recognized as a prepaid expense as of June 30, 2014.

Warrants

The fair value of each award discussed below is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the estimated term of the options.

April 11, 2014
Expected volatility	294.42%
Weighted-average volatility	294.42%
Expected dividends	0
Expected term (in years)	0.5
Risk-free rate	0.06%

Non vested warrants	Warrants	Weighted average price of warrants
Granted, non-vested at June 30, 2014	28,000,000	$0.0385
Total granted, non-vested at June 30, 2014	28,000,000	$0.0385

On April 11, 2014, the Company entered into two (2) consulting agreements which had warrants, which provided a vest date based upon the completion of milestones within the consulting agreement. Once vested, the warrants would have an execution period of 360 days from date of vest to expiration at an execution value of $0.00001, and conversion of 1:1. Based on the noted Black-Scholes calculation we estimated the weighted average price per warrant noted in the above table. As of June 30, 2014, the Company has not vested the warrants to the two (2) consulting agreements, but has estimated the granted, non-vested warrants at the execution date of the agreement.

Stock Payable

On August 15, 2013, the Company granted 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon board meeting minutes dated October 9, 2010, the Company granted stock in lieu of cash at a value of $0.10 per share or $344,172. As of June 30, 2014, 3,301,891 shares have not been issued.

On June 13, 2014, the Company granted 10,767,440 shares of restricted stock in consideration for a convertible note May 24, 2011, valued at $269,186. Within the confines of the note agreement we agreed to repurchase all of the 4MM shares (valued at $100,000) once the planned secondary offering has been completed. The agreement further states that at the 31st day, after the planned secondary offering if the value of shares fall below the monetary value of $100,000 then the note holder will be awarded additional shares to compensate up to the $100,000 in value. Once this is completed no additional shares are required to be provided.

As of June 30, 2014, the Company has in reserve 152,000,000 shares based on the JD purchase and sale agreement (see Note 12: Acquisitions). As of June 30, 2014, the Company has decided to disclose reserved shares only in the stockholders’ deficit footnote and not on the face of the balance sheet. This results in the netting of the reserved shares to zero in the common stock account.

NOTE 12: Acquisitions

Acquisition of JD Field Services, Inc.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. The JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD as the original PSA left a 6 month “unwinding” provision should NAS not be able to achieve its benchmarks in uplifting and repayment of JD debt in the course of 270 days. We have amended this position to the following, (1) NAS shall pay or assume all outstanding debt of JD. Payment on debt held by JD where the Sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if NAS or JD profits are sufficient to do so. (2) Each Seller of JD shall receive six percent (6%) of the outstanding common stock of NAS, constituting approximately six percent (6%) each of the total equity of NAS, but not requiring any fractional shares, or approximately fifty-nine million (59,000,000) shares each. (3) NAS shall provide to JD a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of the equity interests in NAS; holding in reserve, one hundred fifty eight million (152,000,000) shares of NAS Class A common stock to be representative of this interest. (4) NAS shall pay any broker's commission associated with the purchase of JD interests, up to five hundred thousand dollars ($500,000). NAS shall pay any remaining broker's commissions.

 The Company calculated the fair value of the business acquisition as follows:

ASSETS	FEB 24, 2014
Cash	$104,816
Accounts receivable	2,325,630
Prepaid expense	152,892
Fixed Assets	14,138,387
Intangible assets, net	29,402
LIABILITIES
A/P, accrued, loans and LOC	(14,718,056)
Fair Market Value of Net Identifiable Assets on 2/24/2014	$2,033,071
Purchase Price
Less: Stock for consideration	(413,000)
Bargain purchase option	$1,620,071

The following is the pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

(Unaudited)	NAS JUN 30, 2014	JD JUN 30, 2014	Adjustments MAR 01, 2014	JUN 30, 2014
ASSETS
CURRENT ASSETS
Cash	$67,349	$26,938	$--	$94,287
Accounts receivable, net	--	1,462,116	--	1,462,116
Prepaid expenses	964,510	501,623	--	1,466,133
Total current assets	1,031,859	1,990,677	--	3,022,536

Property, plant & equipment, net	--	15,076,967	--	15,076,967
Deferred financing fees, net	41,100	18,616	--	59,716
Security deposit	413,750	--	(413,000)	750
TOTAL ASSETS	$1,486,709	$17,086,260	$--	$18,159,969

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,412,237	$2,131,378	$--	$4,543,615
Current portion of loans, capital leases and line of credit	316,690	7,557,922	--	7,874,612
Convertible debt, net of beneficial conversion feature net of $920	25,000	--	--	25,000
Current portion related party payable	78,000	782,398	--	860,398
Total current liabilities	2,831,927	10,471,698	--	13,303,625
Long term related party payable	--	302,042	--	302,042
Long term loans, capital leases	269,500	4,383,943	--	4,653,443
Total liabilities	3,101,427	15,157,683	--	18,259,110
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 1,000,000,000 authorized, 774,127,122 issued and outstanding 2014	774,127	--	--	774,127
Additional paid in capital	13,418,316	413,000	(413,000)	13,418,316
Stock payable	599,375	--	--	599,375
Accumulated equity (deficit)	(16,406,536)	1,515,577	--	(14,890,959)
Total stockholders’ equity (deficit)	(1,614,718)	1,928,577	--	(99,141)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,486,709	$17,086,260	$--	$18,159,969

	NAS JUN 30, 2014	JD JUN 30, 2014	Adjustments MAR 01, 2014	JUN 30, 2014
REVENUE	$--	$6,421,516	$3,323,970	$9,745,486
COST OF REVENUE	--	5,579,498	2,866,011	8,445,509
GROSS PROFIT	--	842,018	--	1,299,977
OPERATING EXPENSES
Selling, general and administrative expenses	111,457	675,209	362,607	1,149,273
Professional fees and related expenses	145,134	2,401	2,570	150,105
Forgiveness of accrued officer compensation	(79,195)	--	--	(79,195)
TOTAL OPERATING EXPENSES	177,396	677,610	--	1,220,183
OPERATING INCOME (LOSS)	$(177,396)	$164,408	$--	$79,794
OTHER EXPENSE, non-operating
Gain on acquisition, bargain purchase of JD	--	(1,620,071)	39,208	(1,580,863)
Gain on extinguishment of debt	(10,329)	--	--	(10,329)
Interest expense, net	173,833	239,947	53,560	467,340
TOTAL OTHER EXPENSE (INCOME), non- operating	163,504	(1,380,124)	--	(1,123,852)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(340,900)	1,544,532	--	1,203,646
PROVISION FOR INCOME TAXES	--	--	--	--
NET (LOSS) INCOME	$(340,900)	$1,544,532	$--	$1,203,646
BASIC LOSS PER SHARE	$(0.00)	$--	$--	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	685,456,906			685,456,906
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	876,526,238	--	--	876,526,238

The Company is finalizing this transaction including putting a final valuation on a customer list which will qualify for separate disclosure and accounting apart from goodwill.

NOTE 13: Subsequent events

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

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At August 5, 2014, our cash on hand was approximately $40,000, and at June 30, 2014, although we had a gain through a bargain purchase of our acquisition of JD Field Services, Inc., (“JD”) our operating revenues were insufficient to fund our operations.  Consequently, our reviewed June 30, 2014 financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to expand our operations through acquisitions in 2014 and beyond. We will be carefully managing our overhead to maximize the effects of profitable acquisitions.  Our goal is to acquire companies with track records of long term, stable, and profitable operations. Each subsidiary will operate as its own entity with current management retained. This will allow the Company’s management to focus on maintaining or increasing current levels of revenues and profitability.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD.  (See the Form 8-K filed on June 11, 2014).

On July 3, 2014, NAS entered into a purchase and sale agreement with Devoe Construction Services, LLC (herein after referred to as “Devoe” or the “seller”.) This is the second of several anticipated acquisitions that NAS has as a part of its growth strategy.  Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. Closing date is anticipated to be the end of the year.

On July 16, 2014, NAS entered into a purchase and sale agreement with Mondak Tank (herein after referred to as “Mondak” or the “seller”.) This is the third of several anticipated acquisitions that NAS has as a part of its growth strategy.  Mondak provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site.  Closing date is anticipated to be the end of the year.

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

Summary of Consolidated Results of Operations

A:           Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

	June 30,
	(unaudited)
	2014	2013	% Change
Revenue	$4,416,910	$--	100%
Less: returns and allowances	(6,063)	--	(100)%
Total net revenue	4,410,847	--	100%

Cost of revenue	3,980,246	--	100%
Total gross profit	430,601	--	100%

Operating expenses
Selling, general and administrative expenses	522,789	44,534	1,074%
Professional fees and related expenses	125,657	54,052	132%
Forgiveness of accrued officer compensation	(39,569)	--	(100)%
Total operating expenses	608,877	98,586	518%
Operating loss	(178,276)	(98,586)	81%

Gain on extinguishment of debt	(10,329)	--	(100)%
Interest expense, net	288,568	64,622	347%
Total other expense	278,239	64,622	331%
Net loss	$(456,515)	$(163,208)	180%

Revenues and Costs of Revenue. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, our total net revenue increase by $4,410,847 or 100% due to our acquisition of JD and their ongoing revenue from operations. Total gross profit was $430,601 or 100% compared to $0 in the previous period. Costs of revenue consist of labor and overhead for services provided by the Company, that we added through our acquisition.

Operating loss. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, our total operating loss increased by $(79,690) or 81% to $(178,276) compared to a loss of $(98,586). This increase is due primarily to our acquisition of JD and their operating expenses for the three month period of June 30, 2014. We had a forgiveness of officer compensation, additional professional fees associated with our review and audit of financials, and an increase in payroll expenses, for our administrative office staff in our JD subsidiary.

Gain on extinguishment of debt. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, we had a gain on extinguishment of debt in the amount of $10,329 for the remaining interest forgiven on our conversion of debt to remove our obligation.

Interest expense, net.  Interest expense, net increased by $223,946, or 347%, to $288,568 which represents the convertible note interest, and accounts payable interest and interest incurred on our debt, that we added through our acquisition, for our subsidiary incurred for the current three month period ending June 30, 2014.

B:           Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

	June 30,
	(unaudited)
	2014	2013	% Change
Revenue	$6,421,516	$--	100%
Less: returns and allowances	(19,090)	--	(100	) %
Total net revenue	6,402,426	--	100%

Cost of revenue	5,560,408	--	100%
Total gross profit	842,018	--	100%

Operating expenses
Selling, general and administrative expenses	786,655	59,495	1,222%
Professional fees and related expenses	147,535	85,852	72%
Forgiveness of accrued officer compensation	(79,195)	--	(100	) %
Total operating expenses	854,995	145,347	488%
Operating loss	(12,977)	(145,347)	(91	) %

Gain on extinguishment of debt	(10,329)	--	(100	) %
Gain on acquisition	(1,620,071)	--	(100	) %
Interest expense, net	413,777	135,882	205%
Total other (income) expense	(1,216,623)	135,882	995%
Net income (loss)	$1,203,646	$(281,229)	528%

Revenues and Costs of Revenue. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, our total net revenue increase by $6,402,426 or 100% due to our acquisition of JD and their ongoing revenue from operations. Total gross profit was $842,018 or 100% compared to $0 in the previous period. Costs of revenue consist of labor and overhead for services provided by the Company, that we added through our acquisition.

Operating loss. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, our total operating loss decreased by $132,370 or (91)% to $(12,977) compared to a loss of $(145,347). This decrease is due primarily to our acquisition of JD and their operating revenues and expenses for the six month period of June 30, 2014. We had a forgiveness of officer compensation, additional professional fees associated with our review and audit of financials, and an increase in payroll expenses, for our administrative office staff in our JD subsidiary.

Gain on extinguishment of debt. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, we had a gain on extinguishment of debt in the amount of $10,329 for the remaining interest forgiven on our conversion of debt to remove our obligation.

Gain on acquisition. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, we had a gain on acquisition in the amount of $1,620,071 for the purchase of our new subsidiary.

Interest expense, net.  Interest expense, net increased by $277,895, or 205%, to $413,777 which represents the convertible note interest, and accounts payable interest and interest incurred on our debt, that we added through our acquisition, for our subsidiary incurred for the current six month period ending June 30, 2014.

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

On July 3, 2014, the Company entered into a purchase and sale agreement with Devoe Construction Services, LLC (“Devoe”). This is the second of several additional acquisitions that NAS has as a part of its growth strategy. Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site, located in Colorado. We are also in the process of additional financing to provide to Devoe capital for their expansion plans. These capital financing requests are an added bonus to the growth strategy of NAS and will improve our recapitalization efforts. Closing date is anticipated to be the end of the year.

On July 16, 2014, NAS entered into a purchase and sale agreement with Mondak Tank, Inc (herein after referred to as “Mondak” or the “seller”.) This is the third of several anticipated acquisitions that NAS has as a part of its growth strategy.  Mondak provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site.  We are also in the process of additional financing to provide to Mondak capital for their expansion plans. These capital financing requests are an added bonus to the growth strategy of NAS and will improve our recapitalization efforts. Closing date is anticipated to be the end of the year.

Summary of Consolidated Cash Flow for the six months ended June 30, 2014 and 2013(rounded)

Our total cash increased approximately by $93,700, or 15,157%, to approximately $94,300 for the six months ended June 30, 2014, compared to approximately $600 for the six months ended June 30, 2013. Our consolidated cash flows for the six months ended June 30, 2014, and 2013 were as follows:

	JUN 30, 2014	JUN 30, 2013
Net cash used by operating activities	$1,454,800	$(40,000)
Net cash used by investing activities	$25,600	$--
Net cash provided by financing activities	$(1,403,800)	$40,600

Operating Activities: Our total cash provided by (used for) operating activities increased by $1,494,800, or 3,734%, to $1,454,800 for the six months ended June 30, 2014, compared to $(40,000) for the six months ended June 30, 2013.  The change is primarily due to our recent acquisition of JD and the changes represented by net income, accounts receivable, and accrued expenses for the six months ended June 30, 2014.

Investing Activities: Our investing activities were limited to the purchase of capital equipment and our subsidiary retaining cash during the purchase of the acquisition on February 24, 2014

Financing Activities: Our total cash (used for) provided by financing activities decreased by $(1,443,800), or 3,610%, to $(1,403,800) for the six months ended June 30, 2014, compared to $40,600 for the six months ended June 30, 2013. The decrease is due primarily to our payments on debt agreements.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 4.  Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending June 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We also intend to remedy our material weakness with regard to insufficient segregation of duties by implementing internal controls and performing continuous process improvement measures in order to segregate duties in a manner that establishes effective internal controls once resources become available.

We also intend to remedy our non-timely filing requirements by implementing internal controls and performing continuous process improvement measures in order to ensure that disclosure control is reviewed and monitored on a timely basis for the submission of our required flings to the SEC.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2014, the Company issued 4,000,000 shares of restricted common stock for service agreements, valued at $160,000.

On April 1, 2014, the Company issued 139,828 shares of its restricted common stock from the stock payable granted on August 15, 2013.

On April 21, 2014, the Company issued 1,000,000 shares of restricted common stock for service agreements, valued at $41,400.

On April 2, 2014, the Company issued 4,000,000 shares of restricted common stock for deferred financing fee on a note payable agreement dated April 2, 2014, valued at $50,000.

On June 4, 2014, the Company issued 21,000,000 shares of common stock for two service agreements dated April 11, 2014, valued at $808,500 which has been recognized as a prepaid expense as of June 30, 2014.

Noted in our Form 10-K, and Form 10-Q, we have had the noted sales of unregistered securities within the past six months. There were no underwritten offerings employed in connection with any of the transactions described above. Except as stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3.  Defaults Upon Senior Securities

On July 1, 2014, the Company issued 10,767,440 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (which was in default) in the amount of $124,000 principle and $145,186 in accrued interest. The shares were converted at a price per share of $0.025 per share based upon the mutual agreement.

On July 10, 2014, the Company’s convertible note issued on July 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.001 per share, went into default. The Company is actively working with the note holder to correct the default of this note agreement.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

            On July 25, 2014, the Company filed its 14A Preliminary Proxy. On August 5, 2014, the Company filed its 14A Definitive Proxy.

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
Date: August 14, 2014
	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)