Form 10-Q
period 2014-09-30
National Automation Services Inc
filed 2014-11-14
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

NATIONAL AUTOMATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

8965 S Eastern #120E, Las Vegas NV 89123
 (Address of principal executive offices) (Zip Code)

877-871-6400
(Registrant’s telephone number, including area code)

P.O. Box 400775 Las Vegas, NV 89140
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	Securities registered under Section 12(g) of the Exchange Act:
None	Common Stock, $0.001 par value per share

 (Title of Class)

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

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2014
Common Stock, $0.001 par value	788,196,454

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	SEPT 30, 2014	DEC 31, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$86,729	$17,696
Accounts receivable, net	1,123,926	--
Prepaid expenses	1,449,605	--
Other receivables	70,000	--
Other current assets	750	--
Total current assets	2,731,010	17,696
Property, plant and equipment, net	16,029,158	--
Deferred financing fees, net	42,851	--
TOTAL ASSETS	$18,803,019	$17,696

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,968,104	$2,452,798
Current portion of loans, capital leases and line of credit	5,121,657	94,517
Convertible debt, net of beneficial conversion feature of $0 and $920	25,000	173,580
Mandatorily redeemable common stock	100,000	--
Current portion of related party payable	217,088	172,173
Total current liabilities	9,431,849	2,893,068
LONG TERM LIABILITIES
Long term loans, capital leases	8,268,713	169,500
Long term related party payable	984,637	--
Total liabilities	18,685,199	3,062,568
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding, net	--	--
Common stock $0.001 par value, 75,000,000 authorized, 788,196,454 and 615,987,293 shares issued outstanding, net	788,197	615,987
Additional paid in capital	13,903,622	12,058,574
Stock payable	125,000	375,172
Accumulated deficit	(14,698,999)	(16,094,605)
Total stockholders’ equity (deficit)	117,820	(3,044,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,803,019	$17,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEPT 30, 2014	THREE MONTHS ENDED SEPT 30, 2013	NINE MONTHS ENDED SEPT 30, 2014	NINE MONTHS ENDED SEPT 30, 2013
REVENUE	$5,466,073	$--	$11,887,589	$--
Less: returns and allowances and recovery of bad debt	207,550	--	188,460	--
NET REVENUE	5,673,623	--	12,076,049	--

COST OF REVENUE	4,438,375	--	9,998,783	--
GROSS PROFIT	1,235,248	--	2,077,266	--

OPERATING EXPENSES
Selling, general and administrative expenses	658,401	65,151	1,445,056	124,647
Professional fees and related expenses	149,752	268,459	297,287	354,310
Forgiveness of accrued officer compensation	(16,725)	(395,820)	(95,920)	(395,820)
TOTAL OPERATING EXPENSES	791,428	(62,210)	1,646,423	83,137

OPERATING INCOME (LOSS)	443,820	62,210	430,843	(83,137)

OTHER INCOME, non-operating
Other income	(39,500)	--	(39,500)	--
Gain on sale of fixed assets	(15,144)	--	(15,144)	--
Gain on extinguishment of debt	--	(196,444)	(10,329)	(196,444)
Gain on bargain purchase acquisition of JD	--	--	(1,620,071)	--
TOTAL OTHER INCOME, non-operating	(54,644)	(196,444)	(1,685,044)	(196,444)

OTHER EXPENSE, non-operating
Interest expense, net	306,504	67,521	720,281	203,403
TOTAL OTHER EXPENSE, non-operating	306,504	67,521	720,281	203,403

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	191,960	191,133	1,395,606	(90,096)

PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME (LOSS)	$191,960	$191,133	$1,395,606	$(90,096)

BASIC INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	786,320,799	132,253,342	724,153,262	380,993,776
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	939,851,507	608,344,400	877,683,970	380,993,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEPT 30, 2014	NINE MONTHS ENDED SEPT 30, 2013
Operating Activities
Net income (loss)	$1,395,606	$(90,096)
Cash used by operating activities
Depreciation and amortization	886,270	--
Accretion of convertible notes BCF	920	10,645
Allowance for doubtful accounts	--	--
Change in allowance for bad debt expense (recovery)	(224,715)	--
Stock issued for services	41,400	140,437
Forgiveness of accrued officer compensation	(95,920)	(395,820)
Fair value of equity instrument	--	12,879
Gain on debt extinguishment	(10,329)	(196,444)
Gain on sale of fixed assets	(15,144)	--
Gain on bargain purchase of JD Field Services	(1,620,071)	--
Changes in assets
Accounts receivables	1,426,419	--
Other assets	(750)	--
Prepaid expenses	301,342	--
Other receivables	(70,000)	--
Changes in liabilities
(Decrease) increase in accounts payable and accrued liabilities	(96,938)	314,895
Cash provided by (used for) operating activities	1,918,090	(203,504)

Investing Activities
Cash retained by subsidiary	104,816	--
Cash paid for fixed assets	(92,107)	--
Cash provided by investing activities	12,709	--

Financing activities
Proceeds from sale of stock, net of offering costs	--	60,000
Proceeds from line of credit	5,440,630	--
Proceeds on note payable	630,000	193,000
Proceeds from related party debt	78,000	--
Payments for note payable	(2,288,246)	(40,800)
Payments for leases	(246,840)	--
Payments on line of credit	(5,434,310)	--
Payments on related party debt	(41,000)	--
Cash (used for) provided by financing activities	(1,861,766)	212,200

Increase in cash	69,033	8,696
Cash at beginning of the year	17,696	652

Cash at end of the period	$86,729	$9,348

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$493,777	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$413,000	$--
Financed assets	$2,642,108	$--
Stock for conversion of debt and interest	$269,197	$62,912
Financed prepaid insurance	$504,555	$--
Stock issued for prepaid services	$1,093,500	$--
Stock issued for deferred financing fees	$50,000	$--
Capitalized leases	$132,000	$--
Beneficial conversion feature on convertible debt	$--	$(154,000)
Stock for conversion of accrued salaries	$--	$344,172
Mandatorily redeemable contingent liability	$100,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying reviewed condensed consolidated financial statements of National Automation Services, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," “NAS”, and similar terms refer to National Automation Services Inc. and, unless the context indicates otherwise its consolidated subsidiaries.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of September 30, 2014, and September 30, 2013.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s annual Report on Form 10-K filed with the SEC, from which the balance sheet information as of December 31, 2013, was derived.

Business Overview

NAS is a public holding company that holds subsidiaries which provide services for the domestic oil and gas industry. Our business plan takes action with expansion through carefully selected acquisitions. Our services are needed by a wide variety of oil and natural gas industry providers in both private and public sectors. Our focus is to increase shareholder value through these carefully selected companies with NAS bringing oversight and resources to each, which will allow them to maximize profitability and growth opportunities within their markets, and expanding their customer base. This strategy is intended to result in rapid advancement in overall assets and revenue streams for the Company.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD Field Services, Inc. (“JD”). This is the first of several anticipated acquisitions that the Company has as a part of its growth strategy.  JD provides services to the oil and gas industry primarily focused around those activities that are related to oilfield services. They are licensed in all states west of the Mississippi River, including Alaska, to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. The Company also provides oil and gas equipment rental services, hot shot, roustabout services, and construction site development services, as well as operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

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

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (for additional information see Note 11: Fair value).

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

NOTE 3: Liquidity resources and future capital requirements

The Company has incurred substantial operating losses and negative cash flows from operations. Management plans to correct the losses consists of acquiring business with operating income and cash flows from operations. The first of these acquisitions was completed on February 24, 2014 in which we acquired JD Field Services, Inc. In addition, the Company is seeking to refinance and extend terms of its loans, lines of credit and long-term debt, also (as described in Note 14 below) we amended our Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock.  With the recapitalization efforts approved, the Company can position itself with creditors and investors that can support the Company’s efforts in growth opportunities, such efforts can include additional Capital for assets purchases, and additional acquisitions which can be utilized by the Company to improve existing conditions both financially and operationally.

As described above, the Company implemented its plan to acquire companies with income from operations and positive cash flows. Our total cash increased approximately by $77,400, or 832%, to approximately $86,700 for the nine months ended September 30, 2014, compared to approximately $9,300 for the nine months ended September 30, 2013. Our consolidated cash flows for the nine months ended September 30, 2014, and 2013 and total operating income for September 30, 2014 and 2013 were as follows:

	SEPT 30, 2014	SEPT 30, 2013
Net cash provided (used) by operating activities	$1,918,100	$(203,500)
Net cash provided by investing activities	$12,700	$--
Net cash (used for) provided by financing activities	$(1,861,800)	$212,200

	SEPT 30, 2014	SEPT 30, 2013
Total operating income (loss)	$430,843	$(83,137)

In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we have analyzed our cash needs for the next twelve months. We believe that our current cash position and forecasted cash flow from operations is adequate to meet our cash requirements for at least the next twelve months.

NOTE 4: Accounts receivable, net

	SEPT 30,	DEC 31,
	2014	2013
Accounts receivable	$2,633,032	$--
Less: allowance for doubtful accounts	(1,509,106)	--
Total	$1,123,926	$--

NOTE 5: Other receivable

In August 2014, the Company entered into a term sheet agreement to acquire additional funds for repayment of debt and capital purchases. There was a required deposit in the amount of $70,000 for the agreement to be executed. As of September 30, 2014, the Company recognized that the execution of the term sheet was not viable and therefore we asked for a return of the deposit as of September 30, 2014, no funds had been returned (See Note 14: Subsequent events).

NOTE 6: Property, plant & equipment, net

	SEPT 30,	DEC 31,
	2014	2013
Buildings	$78,927	$--
Furniture and fixtures	46,923	--
Vehicles	4,440,977	--
Machinery and equipment	12,320,919	--

Less: Accumulated depreciation	(858,588)	--
Total	$16,029,158	$--

Depreciation expense for the nine months ended September 30, 2014, was $858,588 and for the year ended December 31, 2013, was $0.

NOTE 7: Loans, capital lease and lines of credit

The following tables represent the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of September 30, 2014. The Company acquired the debt as a part of the JD acquisition.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of SEPT 30, 2014
Ally	02/24/2014	02/10/2019	43,395	4.00%	32,997
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	107,054
Equify	04/08/2014	05/01/2019	1,769,512	7.05%	1,285,126
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,328,537
Ford Credit	02/24/2014	03/16/2016	23,700	4.34%	11,624
Ford Credit	02/24/2014	09/28/2015	28,700	6.39%	11,984
Ford Credit	02/24/2014	09/28/2016	44,576	3.74%	11,260
Ford Credit	02/24/2014	06/05/2016	88,575	7.89%	42,885
Ford Credit	02/24/2014	02/28/2015	56,372	6.49%	13,667
Ford Credit	02/24/2014	03/29/2017	73,005	7.89%	41,582
Ford Credit	02/24/2014	10/29/2015	36,700	6.54%	7,035
Ford Credit	02/24/2014	10/29/2015	34,400	6.54%	6,594
Ford Credit	02/24/2014	09/30/2015	94,000	5.74%	20,961
Ford Credit	02/24/2014	09/19/2016	45,994	8.29%	25,923
Ford Credit	09/01/2014	08/01/2017	43,110	5.04%	37,804
GE Capital	09/01/2014	08/01/2019	213,600	6.96%	208,541
GE Capital	09/01/2014	08/01/2020	203,789	6.93%	153,998
GE Capital	09/01/2014	08/01/2016	48,000	9.11%	44,287
GE Capital	02/24/2014	10/10/2018	189,151	6.42%	136,489
GE Capital	02/24/2014	07/01/2018	153,944	7.24%	106,512
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	167,922
Jimmy B Trucking	08/11/2014	06/11/2014	600,000	10.00%	490,909
Mack Financial Services	02/24/2014	03/12/2016	326,746	0.00%	115,951
Mack Financial Services	02/24/2014	11/09/2016	347,520	0.00%	165,278
Mack Financial Services	02/24/2014	01/18/2017	275,770	0.00%	140,685
Mack Financial Services	02/24/2014	01/24/2018	244,684	6.00%	171,109
MACU	02/24/2014	10/26/2018	41,540	2.99%	34,946
Rick Gurr/Gosling Service	08/11/2014	06/11/2014	210,000	10.00%	171,818
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	127,126

Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	37,343
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	4,991,208
Zion’s Bank – LOC	--	--	--	--	410,143
H&E – Capital lease	02/24/2014	10/22/2015	105,800	12.00%	40,348
H&E – Capital lease	02/24/2014	07/01/2015	105,000	12.00%	40,660
H&E – Capital lease	02/24/2014	07/01/2015	106,000	12.00%	38,190
H&E – Capital lease	02/24/2014	07/01/2015	102,000	12.00%	32,535
H&E – Capital lease	02/24/2014	07/01/2015	95,500	12.00%	25,192
H&E – Capital lease	02/24/2014	01/15/2014	107,550	12.00%	3,018
H&E – Capital lease	02/24/2014	01/20/2014	95,000	12.00%	21,647
H&E – Capital lease	02/24/2014	01/20/2014	95,000	12.00%	19,197
H&E – Capital lease	02/24/2014	03/25/2015	132,500	12.00%	103,025
National Insurance	06/01/2014	05/31/2015	504,555	6.00%	339,714
American Express	--	--	--	--	1,356
South Bay Capital	07/25/2008	--	10,926	12.00%	10,926
Capital lease	01/15/2009	--	16,083	--	33,591
Kinney3	05/31/2014	05/31/2016	100,000	12.00%	100,000
Kinney	08/18/2013	08/18/2019	149,500	12.00%	149,500
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000
Kinney2	11/01/2013	10/31/2014	50,000	12.00%	50,000
O’Connor	04/01/2009	--	71,000	10.00%	71,000
Hanley	04/01/2009	--	79,913	10.00%	79,913
Spiker	12/31/2010	--	9,500	10.00%	9,500
Jesse	12/31/2010	--	9,760	10.00%	9,760
Marlow	12/31/2010	--	13,000	10.00%	2,000
Goss2	02/28/2014	11/28/2014	50,000	12.00%	50,000
EMCI	09/5/2014	--	450,000	10.00%	450,000
Krochak	07/25/2014	--	30,000	10.00%	30,000
Total debt liabilities					13,390,370
Less: current portion					(5,121,657)
Total long-term liabilities					8,268,713

As of September 30, 2014, the Company noted several vendor payables outstanding. As such we recognized cumulative interest accrued on their outstanding balances in the amount of $88,196 which is included in accrued liabilities.

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At September 30, 2014, interest was charged at LIBOR + 3.85%. The line of credit is scheduled for renewal January 2015. The line of credit balance as of September 30, 2014 was $410,143.

Mandatorily redeemable common stock

On June 13, 2014, the Company granted 10,767,440 shares of restricted stock in consideration for a convertible note April 11, 2011, valued at $269,186. Within the confines of the note agreement we agreed to repurchase all of the 4MM shares (valued at $100,000) once the planned secondary offering has been completed. No secondary offering has been commenced as of the date of this report. The agreement further states that at the 31st day, after the planned secondary offering if the value of shares fall below the monetary value of $100,000 then the note holder will be awarded additional shares to compensate up to the $100,000 in value. Once this is completed no additional shares are required to be provided. As such as of September 30, 2014, the Company recognized a mandatorily redeemable common stock to present the obligation of the $100,000.

NOTE 8: Convertible notes

As of September 30, 2014, the following convertible notes payable are outstanding:

Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on July 10, 2013, at a 10% interest rate for six months, convertible to shares of stock at $0.001 per share	25,000	2,500	2,500	6,123
Total	$25,000	$2,500	$2,500	$6,123

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

On June 13, 2014, the Company granted 10,767,440 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (and in mutual agreement between the Company and note holder) in the amount of $124,000 principle and $145,186 in accrued interest. As of September 30, 2014, the Company has issued these shares to convert the debt and interest (See Note 7: Mandatorily redeemable common stock).

NOTE 9: Operating lease agreement

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

NOTE 10: Related party transactions

On April 22, 2014, the Company entered into a related party note agreement with an independent director of NAS. This promissory note was for two (2) months and was to provide funds for corporate use. The principle amount of the note $28,000 an interest feature of 10% per annum. As of September 30, 2014, $23,000 of principal and $1,148 of interest is outstanding, and is due on demand.

On April 3, 2014, the Company entered into a related party note agreement with an independent director of NAS. This promissory note is for one (1) year and was to provide funds for corporate use. The principle amount of the note $50,000 an interest feature of 10% per annum. The note also consisted of a deferred financing fee in the form of stock in the amount of 4MM shares. As of September 30, 2014, $50,000 of principal and $2,479 of interest is outstanding.

On February 24, 2014, the Company acquired a 6% promissory note with an officer of the Company through the acquisition of JD of $474,637.  As of September 30, 2014, the Company owes an additional $95,671, as expenses were paid by the officer on behalf of the Company.  As of September 30, 2014, $570,338 of principal and $17,087 of interest is outstanding.

On February 24, 2014, the Company acquired a 7.05% promissory note with an officer of the Company through the acquisition of JD of $510,000.  As of September 30, 2014, the Company owes an additional $48,417, as expenses were paid by the officer on behalf of the Company.  As of September 30, 2014, $558,417 of principal and $0 of interest is outstanding.

As of December 31, 2013, the Company had $172,173 of outstanding related party debt due to former employees.  The debt has been re-classified out of related party debt and into loans as of March 31, 2014, due to the fact that these former employees have not been associated with the Company for two years.

NOTE 11: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of JD’s net identifiable assets acquired (see Note 13: Acquisitions)	$2,033,071	$--	$--	$2,033,071
Total	$2,033,071	$--	$--	$2,033,071

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$25,000	$25,000	$--	$--
Total	$25,000	$25,000	$--	$--

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$173,580	$173,580	$--	$--
Total	$173,580	$173,580	$--	$--

NOTE 12: Stockholders’ deficit

Preferred Stock

On September 11, 2014, the Company amended its Certificate of Incorporation to implement an authorization of 10,000,000 shares of preferred stock with a par value of $0.001, the designations, rights and preferences of which is to be determined by the Board of Directors.

                    Our wholly owned subsidiary, Intuitive System Solutions, has 125,000 shares of preferred stock authorized with a par value of $1.00; these shares have no voting rights and no dividend preferences.

Common Stock

On March 20, 2014, the Company issued 10,000,000 of a stock payable with the grant date of November 5, 2013, valued at $31,000.

On March 26, 2014, the Company issued 118,000,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014 (See Note 13: Acquisitions).

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

On June 13, 2014, the Company granted 10,767,440 shares of restricted stock in consideration for a convertible note April 11, 2011, valued at $269,186. As of September 30, 2014 the shares have been issued.

On August 15, 2013, the Company granted 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon board meeting minutes dated October 9, 2010, the Company granted stock in lieu of cash at a value of $0.10 per share or $344,172. As of September 30, 2014, 3,301,891 shares have been issued.

As of September 30, 2014, the Company has in reserve 152,000,000 shares based on the JD purchase and sale agreement (see Note 13: Acquisitions). As of S 30, 2014, the Company has decided to disclose reserved shares only in the stockholders’ deficit footnote and not on the face of the balance sheet. This results in the netting of the reserved shares to zero in the common stock account.

On September 11, 2014, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock, and authorize 75,000,000 of common stock. This amendment was approved and filed of record by the Nevada Secretary of State, effective September 11, 2014. FINRA is still in the process of reviewing our application to approve the 200:1 reverse split. The Company has no evidence FINRA would withhold approval.

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

April 11, 2014
Expected volatility	294.42%
Weighted-average volatility	294.42%
Expected dividends	0
Expected term (in years)	0.5
Risk-free rate	0.06%

Non vested warrants	Warrants	Weighted average price of warrants
Granted, non-vested at September 30, 2014	28,000,000	$0.0385

Total granted, non-vested at September 30, 2014	28,000,000	$0.0385

On April 11, 2014, the Company entered into two (2) consulting agreements which had warrants, which provided a vest date based upon the completion of milestones within the consulting agreement. Once vested, the warrants would have an execution period of 360 days from date of vest to expiration at an execution value of $0.002, and conversion of 1:1. Based on the noted Black-Scholes calculation we estimated the weighted average price per warrant noted in the above table. As of September 30, 2014, the Company has not vested the warrants to the two (2) consulting agreements, but has estimated the granted, non-vested warrants at the execution date of the agreement.

NOTE 13: Acquisitions

Acquisition of JD Field Services, Inc.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD as the original Purchase and Sale Agreement (“PSA”) left a 6 month “unwinding” provision should NAS not be able to achieve its benchmarks in uplifting and repayment of JD debt in the course of 270 days. We have amended this position to the following, (1) NAS shall pay or assume all outstanding debt of JD. Payment on debt held by JD where the Sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if NAS or JD profits are sufficient to do so. (2) Each Seller of JD shall receive six percent (6%) of the outstanding common stock of NAS, constituting approximately six percent (6%) each of the total equity of NAS, but not requiring any fractional shares, or approximately fifty-nine million (59,000,000) shares each. (3) NAS shall provide to JD a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of the equity interests in NAS; holding in reserve, one hundred fifty eight million (152,000,000) shares of NAS Class A common stock to be representative of this interest. (4) NAS shall pay any broker's commission associated with the purchase of JD interests, up to five hundred thousand dollars ($500,000).  NAS shall pay any remaining broker's commissions.

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

	NAS	JD	Adjustments
(Unaudited)	SEPT 30, 2014	SEPT 30, 2014	MAR 01, 2014	SEPT 30, 2014
ASSETS
CURRENT ASSETS
Cash	$61,385	$25,344	$--	$86,729
Accounts receivable, net	--	1,123,926	--	1,123,926
Prepaid expenses	1,032,732	416,874	--	1,449,605
Other receivables	370,000	--	(300,000)	70,000
Security deposit	750	--	--	750
Total current assets	1,464,867	1,566,143	--	2,731,010

Property, plant & equipment, net	--	16,029,158	--	16,029,158
Deferred financing fees, net	30,138	12,713	--	42,851
Acquisition	413,000	--	(413,000)	--
TOTAL ASSETS	$1,908,005	$17,608,015	$--	$18,803,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,521,091	$1,747,014	$(300,000)	$3,968,104
Current portion of loans, capital leases and line of credit	796,890	4,324,967	--	5,121,657
Convertible debt, net of beneficial conversion feature net of $0	25,000	--	--	25,000
Mandatorily redeemable contingent liability	100,000	--	--	100,000
Current portion related party payable	73,000	144,088	--	217,088
Total current liabilities	3,515,781	6,216,069	--	9,431,849
Long term related party payable	--	984,637	--	984,637
Long term loans, capital leases	269,500	7,999,213	--	8,268,713
Total liabilities	3,785,281	15,199,919	--	18,685,199
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued and outstanding 2014	--	--	--	--
Common stock $0.001 par value, 75,000,000 authorized, 788,196,454 issued and outstanding 2014	788,197	--	--	788,197
Additional paid in capital	13,903,622	413,000	(413,000)	13,903,622
Stock payable	125,000	--	--	125,000
Accumulated (deficit) equity	(16,694,095)	1,995,096	--	(14,698,999)
Total stockholders’ (deficit) equity	(1,877,276)	2,408,096	--	117,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,908,005	$17,608,015	$--	$18,803,019

	NAS SEPT 30, 2014	JD SEPT 30, 2014	Adjustments MAR 01, 2014	SEPT 30, 2014
REVENUE	$--	$11,887,589	$3,323,970	$15,211,559
Less: allowance for bad debt add recovery		188,460		188,460
NET REVENUE	--	12,076,049	--	15,400,019
COST OF REVENUE	--	9,998,783	2,866,011	12,864,794
GROSS PROFIT	--	2,077,266	--	2,535,225
OPERATING EXPENSES
Selling, general and administrative expenses	180,643	1,297,735	329,287	1,807,665
Professional fees and related expenses	282,251	9,187	2,570	294,008
Consulting fees	5,850	--	--	5,850
Forgiveness of accrued officer compensation	(95,921)	--	--	(95,921)
TOTAL OPERATING EXPENSES	372,823	1,306,922	--	2,011,602
OPERATING INCOME (LOSS)	$(372,823)	$770,344	$--	$523,623
OTHER EXPENSE (INCOME), non-operating
Other income	33,320	(39,500)	33,320	27,140
Gain on acquisition, bargain purchase of JD	--	(1,620,071)	39,208	(1,580,863)
Gain on extinguishment of debt	(10,329)	--	--	(10,329)
Loss on disposal of assets	--	(15,144)	--	(15,144)
Interest expense, net	270,317	449,964	131,989	852,270
TOTAL OTHER EXPENSE (INCOME), non- operating	293,308	(1,224,751)	--	(726,926)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(666,130)	1,995,095	--	1,250,548
PROVISION FOR INCOME TAXES	--	--	--	--
NET (LOSS) INCOME	$(666,130)	$1,995,095	$--	$1,250,548
BASIC LOSS PER SHARE	$(0.00)	$--	$--	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	724,153,262	--	--	724,153,262
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	877,683,970	--	--	877,683,970

The Company is finalizing this transaction including putting a final valuation on a customer list which will qualify for separate disclosure and accounting apart from goodwill.

NOTE 14: Subsequent events

On September 11, 2014, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock. This amendment was approved and filed of record by the Nevada Secretary of State, effective September 11, 2014.  The ex-dividend date for the Company’s 200:1 reverse split market will be established once FINRA has completed their review of the Company’s application. The Company has no evidence FINRA would withhold approval. The reverse stock split will reduce the Company’s common stock outstanding from approximately 946,196,454 shares of Common Stock as of September 30, 2014 to approximately 4,730,982 shares. The number of authorized shares of common stock has been reduced from 1,000,000,000 to 75,000,000 and 10,000,000 shares of preferred stock was authorized, the designations, rights and preferences of which will be determined by the Board of Directors.  All fractional shares will be rounded up and each shareholder will receive new certificates evidencing their post-reverse split shares if and when they present their certificates to the transfer agent.

           In August 2014, the Company entered into a term sheet agreement to acquire additional funds for repayment of debt and capital purchases. There was a required deposit in the amount of $70,000 for the agreement to be executed. As of September 30, 2014, the Company recognized that the execution of the term sheet was not viable and therefore we asked for a return of the deposit, and as of November 10, 2014, we have received in return a total $10,000, and the remainder to be returned by the end of the month.

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

The terms the "we,” "us,” "our," “our company” and similar terms refer to National Automation Services, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Executive Overview

National Automation Services, Inc. (referred to herein as “NAS” or the “Company”) is a public holding company that serves the Petro Chemical / Oil and Gas Industry market place. Our services are needed by a wide variety of companies across varied market segments in the oil and gas industry.

Central to an understanding of our financial condition and results of operations is our current cash shortage.  At November 14, 2014, our cash on hand was approximately $40,000, and at September 30, 2014, although we had a gain through a bargain purchase of our acquisition of JD Field Services, Inc., (“JD”) our operating revenues were sufficient to fund our operations. In connection with the preparation of our financial statements for the quarter ended September, 2014, we have analyzed our cash needs for the next twelve months. We believe that our current cash position and forecasted cash flow from operations is adequate to meet our cash requirements for at least the next twelve months.

On February 24, 2014, we entered into a purchase and sale agreement with JD. This is the first of several intended acquisitions that we have as a part of our growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, we amended our purchase and sale agreement to JD, whereby we changed certain provisions within the purchase and sale agreement. The amendment provided for the following: We will pay or assume all outstanding debt of JD Field Services. Payment on debt held by JD Field Services where the Sellers (as defined in the purchase and sale agreement) have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if we or JD Field Services profits are sufficient to do so. Each Seller of JD Field Services shall receive six percent (6%) of our issued and outstanding common stock, constituting approximately six percent (6%) each of our total equity, but not requiring any fractional shares, or approximately fifty-nine million (59,000,000) shares each. We will provide to JD Field Services a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of our equity interests; holding in reserve, one hundred fifty two million (152,000,000) shares of our  Common Stock to be representative of this equity interest. We shall pay any broker's commission associated with the purchase of JD Field Services interests, up to five hundred thousand dollars ($500,000).

On July 3, 2014, the Company entered into a purchase and sale agreement with Devoe Construction Services, LLC (“Devoe”). This is the second of several additional acquisitions that management has as a part of its growth strategy. Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site, located in Colorado. We are currently in due diligence and full consideration has not been transacted between the parties as of the filing of this document  There can be no assurances that the conditions to closing will be satisfied or that this transaction will be completed.

On July 16, 2014, NAS entered into a purchase and sale agreement with Mon-Dak Tank, Inc. (herein after referred to as “Mondak” or the “seller”.) This is the third of several anticipated acquisitions that management has as a part of its growth strategy.  Mondak provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. We are currently in due diligence and full consideration has not been transacted between the parties as of the filing of this document. There can be no assurances that the conditions to closing will be satisfied or that this transaction will be completed.

Critical Accounting Policies

As the Company is process to provide assurances of its policies and procedures, we continuously update our disclosures and analysis to provide useful information when events occur. Such events provide for our continuous improvement, and when presented, are assessed and analyzed to provide the investment community ability for transparency within our financials and management discussion and analysis.

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

Summary of Consolidated Results of Operations

A:           Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

	September 30,
	(unaudited)
	2014	2013	% Change
Revenue	$5,466,073	$--	100%
Less: returns and allowances and recovery of bad debt	207,550	--	(100)%
Total net revenue	5,673,623	--	100%

Cost of revenue	4,438,375	--	100%
Total gross profit	1,235,248	--	100%

Operating expenses
Selling, general and administrative expenses	658,401	65,151	911%
Professional fees and related expenses	149,752	268,459	(44)%
Forgiveness of accrued officer compensation	(16,725)	(395,820)	96%
Total operating expenses	791,428	(62,210)	(8,507)%
Operating income	443,820	62,210	613%

Other income	(39,500)	--	(100)%
Gain on extinguishment of debt	--	(196,444)	(100)%
Gain on sale of fixed assets	(15,144)	--	(100)%
Interest expense, net	306,504	67,521	354%
Total other expense (income)	251,860	(128,923)	(295)%
Net income	$191,960	$191,133	(0)%

Revenues and Costs of Revenue. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, our total net revenue increase by $5,673,623 or 100% due to our acquisition of JD and their ongoing revenue from operations. Total gross profit was $1,235,248 or 100% compared to $0 in the previous period. Costs of revenue consist of labor and overhead for services provided by the Company, that we incurred after our acquisition.

Operating loss. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, our total operating income increased by $381,610 or 613% to $443,820 compared to income of $62,210. This increase is due primarily to our acquisition of JD and their operating expenses for the three month period of September 30, 2014. We had a forgiveness of officer compensation, additional professional fees associated with our review and audit of financials, and an increase in payroll expenses, for our administrative office staff in our JD subsidiary.

Other income. For the three month ended September 30, 2014 we recognized other income at our subsidiary in the amount of $39,500.

Gain on extinguishment of debt. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, we had no extinguishment of debt in the current period. In the prior period we had $196,444 in extinguishment of debt which was associated with the remaining Trafalgar settlement.

Gain on sale of assets. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, we had a gain on sale of assets in the amount of $15,144.

Interest expense, net.  Interest expense, net increased by $238,983, or 354%, to $306,504 which represents the convertible note interest, and accounts payable interest and interest incurred on our debt, that we added through our acquisition, for our subsidiary incurred for the current three month period ending September 30, 2014.

B:           Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

	September 30,
	(unaudited)
	2014	2013	% Change
Revenue	$11,887,589	$--	100%
Less: returns and allowances and recovery of bad debt	188,460	--	(100)%
Total net revenue	12,076,049	--	100%

Cost of revenue	9,998,783	--	100%
Total gross profit	2,077,266	--	100%

Operating expenses
Selling, general and administrative expenses	1,445,056	124,647	1,059%
Professional fees and related expenses	297,287	354,310	(16	) %
Forgiveness of accrued officer compensation	(95,920)	(395,820)	(76	) %
Total operating expenses	1,646,423	83,137	1,880%
Operating income (loss)	430,843	(83,137)	618%
Other income	(39,500)	--	(100)%
Gain on sale of fixed assets	(15,144)	--	(100	) %
Gain on extinguishment of debt	(10,329)	(196,444)	(95	) %
Gain on acquisition	(1,620,071)	--	(100	) %
Interest expense, net	720,281	203,403	254%
Total other (income) expense	(964,763)	6,959	(13,964	) %
Net income (loss)	$1,395,606	$(90,096)	1,649%

Revenues and Costs of Revenue. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, our total net revenue increase by $12,076,049 or 100% due to our acquisition of JD and their ongoing revenue from operations. Total gross profit was $2,077,266 or 100% compared to $0 in the previous period. Costs of revenue consist of labor and overhead for services provided by the Company, that we incurred after our acquisition.

Operating loss. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, our total operating income increased by $513,980 or 618% to $430,843 compared to a loss of $(83,137). This increase is due primarily to our acquisition of JD and their operating revenues and expenses for the nine month period of September 30, 2014. We had a forgiveness of officer compensation, additional professional fees associated with our review and audit of financials, and an increase in payroll expenses, for our administrative office staff in our JD subsidiary.

Other income. For the three month ended September 30, 2014 we recognized other income at our subsidiary in the amount of $39,500.

Gain on extinguishment of debt. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, we had a gain on extinguishment of debt in the amount of $10,329 for the remaining interest forgiven on our conversion of debt to remove our obligation. In the prior period we had $196,444 in extinguishment of debt which was associated with the remaining Trafalgar settlement.

Gain on sale of assets. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, we had a gain on sale of assets in the amount of $15,144.

Gain on acquisition. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, we had a gain on acquisition in the amount of $1,620,071 for the purchase of our new subsidiary.

Interest expense, net.  Interest expense, net increased by $516,878, or 254%, to $720,281 which represents the convertible note interest, and accounts payable interest and interest incurred on our debt, that we added through our acquisition, for our subsidiary incurred for the current nine month period ending September 30, 2014.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Our business plan is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. This will allow our management to focus on maintaining or increasing current levels of revenues and profitability. Each subsidiary provides their financials to us and we will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

Management has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction are being realized in 2014, and beyond, due to our acquisition plan. We believe this new focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of our company.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several additional acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers. JD is the first of many that we believe, but cannot guarantee, will provide operational revenues and increase in fixed asset value for our company. JD’s purchase has added additional long-term debt to our company, which we intend to repay as a part of our recapitalization strategy.

On July 3, 2014, the Company entered into a purchase and sale agreement with Devoe Construction Services, LLC (“Devoe”). This is the second of several additional acquisitions that management has as a part of its growth strategy. Devoe provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site, located in Colorado. We are currently in due diligence and full consideration has not been transacted between the parties as of the filing of this document  There can be no assurances that the conditions to closing will be satisfied or that this transaction will be completed.

On July 16, 2014, NAS entered into a purchase and sale agreement with Mon-Dak Tank, Inc. (herein after referred to as “Mondak” or the “seller”.) This is the third of several anticipated acquisitions that management has as a part of its growth strategy.  Mondak provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. We are currently in due diligence and full consideration has not been transacted between the parties as of the filing of this document. There can be no assurances that the conditions to closing will be satisfied or that this transaction will be completed.

Summary of Consolidated Cash Flow for the Nine Months ended September 30, 2014 and 2013 (rounded to the nearest hundred)

Our total cash increased approximately by $77,400, or 832%, to approximately $86,700 for the nine months ended September 30, 2014, compared to approximately $9,300 for the nine months ended September 30, 2013. Our consolidated cash flows for the nine months ended September 30, 2014, and 2013 were as follows:

	SEPT 30, 2014	SEPT 30, 2013
Net cash provided (used) by operating activities	$1,918,100	$(203,500)
Net cash used by investing activities	$12,700	$--
Net cash (used for) provided by financing activities	$(1,861,800)	$212,200

Operating Activities: Our total cash provided by (used for) operating activities increased by $2,121,600, or 1,043%, to $1,918,100 for the nine months ended September 30, 2014, compared to $(203,500) for the nine months ended September 30, 2013.  The change is primarily due to our recent acquisition of JD and the changes represented by net income, accounts receivable, and accrued expenses for the nine months ended September 30, 2014.

Investing Activities: Our investing activities were limited to the purchase of capital equipment and our subsidiary retaining cash during the purchase of the acquisition on February 24, 2014

Financing Activities: Our total cash (used for) provided by financing activities increased by $(2,074,000), or (977)%, to $(1,861,800) for the nine months ended September 30, 2014, compared to $212,200 for the nine months ended September 30, 2013, the increase is due primarily to our payments on debt agreements.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described herein.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending September 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Our Company is not involved in any material litigation and we are unaware of any threatened material litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2014, the Company granted 10,767,440 shares of restricted stock in consideration for a convertible note May 24, 2011, valued at $269,186. As of September 30, 2014 the shares have been issued.

On August 15, 2013, the Company granted 3,441,720 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon board meeting minutes dated October 9, 2010, the Company granted stock in lieu of cash at a value of $0.10 per share or $344,172. As of September 30, 2014, 3,301,891 shares have been issued.

Noted in our Form 10-K, and Form 10-Q, we have had the noted sales of unregistered securities within the past nine months. There were no underwritten offerings employed in connection with any of the transactions described above. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Date: November 14, 2014

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)