Form 10-K
period 2014-12-31
National Automation Services Inc
filed 2015-04-15
CIK 1415998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

National Automation Services, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

8965 S Eastern Ave Suite 120E, Las Vegas NV 89123		877-871-6400
(Address number principal executive offices)		(Issuer’s telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of June 30, 2014 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of our common stock) was $20,885,220.

As of April 10, 2015, the Registrant had 4,484,184 shares of common stock outstanding.

Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND
OTHER INFORMATION

The statements contained in this Annual Report of National Automation Services, Inc. and its consolidated subsidiaries that are not historical facts are forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products or services, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

The forward-looking statements contained in this Annual Report are largely based on the expectations of management, which reflect estimates and assumptions made by management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. Our actual results may differ materially from those anticipated, estimated, projected or expected by management. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. When considering forward-looking statements, please read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

On December 11, 2014, we effected a reverse split at a ratio of 1-for-200. Unless otherwise indicated, all share and per share numbers included in this Annual Report on Form 10-K gives effect to the reverse split.

References to the “Company”, “we”, “our” or “us” include National Automation Services, Inc. and its consolidated subsidiaries, including JD Field Services, Inc. unless the context otherwise requires. References to “NAS” are references solely to National Automation Services, Inc.

ITEM 1:                BUSINESS

Organizational History

On December 28, 2007, we re-incorporated as a Nevada corporation under the name National Automation Services, Inc. On August 6, 2009, National Automation Services, Inc. filed a Form 10, which under SEC rules, reinstated our public reporting obligations under federal securities laws. The Form 10 had an effective registration date 60 days after submission on October 6, 2009 and was cleared of SEC’s limited comments as of March 8, 2010.  On September 11, 2014, we amended our Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock. On December 11, 2014, the reverse stock was effected following FINRA approval.

Overview

NAS is a public holding company that intends to serve various market sectors. Currently our market concentration is in the petro-chemical industry. Our business plan takes action with expansion through carefully selected acquisitions. Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. We believe this allows our management to focus on maintaining quality while increasing current levels of revenues and profitability.

On February 24, 2014, we entered into a purchase and sale agreement with JD Field Services (“JD”), our first acquisition in the petro-chemical industry. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

As previously reported, we signed Purchase and Sale Agreements with two additional companies set to close in the first quarter of 2015, MonDak Tank of Williston, ND and Devoe Construction located in the Denver area of Colorado. Although we are still interested in pursuing these acquisitions, we have not committed to a final closing with either of the companies and both of the Purchase Sale Agreements have expired.  We continue to evaluate recent events in market conditions, oil prices, and customer demand for services to determine what effect these recent events will have on each of their operations, the industry, and other identified acquisition targets in the near term, if any.

We continue to evaluate other companies for acquisition and recently entered into a letter of intent with a Texas based oil field maintenance company and its affiliates. The evaluation process is conducted by our acquisition board and the companies are evaluated on the following attributes:

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

JD Field Services, Inc.

Acquisition Agreement

On February 24, 2014, we entered into a purchase and sale agreement with JD Field Services, Inc. (“JD”) pursuant to which we acquired all of the shares of JD from Jason Jensen and David Gurr, the prior owners for consideration. On March 21, 2014, we amended the purchase and sale agreement to remove a 6 month “unwinding” provision should we not be able to achieve certain benchmarks in repayment of JD debt in the course of 270 days and replaced with the following: (1) we shall pay or assume all outstanding debt of JD, and payment on debt held by JD where the sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if we or JD profits are sufficient to do so; (2) each seller of JD shall receive 6% of the outstanding common stock of NAS, constituting approximately 6% each of the total equity of NAS, but not requiring any fractional shares, or approximately 295,000 shares each; (3) we shall provide to the sellers a power of attorney representing voting rights and control over approximately eighteen percent (18%) of our equity interests holding in reserve, 760,000 shares of our common stock and (4) we shall pay any broker's commission associated with the purchase of JD interests, up to $500,000.

Principal Services

JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. We operate additional services such as rental equipment (if needed) and safety consulting.

Oil Field Hauling

JD has specialized equipment to move most oil and natural gas rigs in a safe manner. From large hauling cranes, bed trucks, winch haul trucks, hot shot trucks, towing and pilot trucks, JD provides the equipment necessary for their customers to use JD’s services and not have to over burden their costs with a variety of sub-contractors.

Oil Field Services

JD provides oilfield services to the oil and gas industry primarily focus around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

Rental Equipment / Safety consulting

JD provides various customers the ability to rent out equipment for small jobs that would require a forklift to heavy hauling jobs or jobs which require mud trailers or skid steers. JD’s safety consulting provides customers the comfort of a shop that can provide personnel with the training necessary to perform their work in a safe environment.

JD’s Business Strategy

JD’s principal business objective is to profitably grow its business and to increase NAS shareholder value. It expects to achieve this objective through execution of the following strategies:

Expand and develop relationships with existing and new customers. JD intends to utilize its deep understanding of the needs of unconventional resource developers and its strategic position in the current oil field play. It also intends to leverage its services relationships with existing drilling customers and its reputation for quality to provide additional services throughout the maintenance of the well-site. JD believes the uniquely broad range of services it offers, as well as its diverse geographic footprint, positions it well to attract new customers and cross-sell services to existing customers. JD plans to continue to invest capital and move resources to meet its customers' needs. JD believes this strategy will strengthen its overall relationships with its customers and increase market share.

Leverage its comprehensive service offerings. JD believes that its modern, high quality asset base is capable of providing unique operational advantages to its customers. JD provides extensive end-to-end complementary services to its customers aimed at reducing time spent on drilling and completion and their total wellhead cost. This allows JD to offer its customers significant cost and cycle time advantages. JD also believes that over time its bundled service offerings will allow it to move from transactional supplier to strategic partner for a significant number of its customers.

Continue its industry leading safety performance. JD is committed to maintaining and continually improving the safety, reliability and efficiency of its operations, which it believes is key to attracting new customers and maintaining relationships with its current customers, regulators and the communities in which it operates. JD works diligently to meet or exceed applicable safety and environmental regulations and it intends to continue to incorporate safety, environmental and quality principals into its operating procedures as its business grows and operating conditions change.

Enhance its liquidity. As JD enters 2015, it intends to focus on the areas that it can control to enhance its liquidity, including by having ongoing discussions with many of its suppliers to reduce product and material costs where possible, shifting a portion of the capital expenditures that it originally budgeted for 2015 to 2016 and working to reduce general and administrative expenses.

Customers

JD’s customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate.  There were no single customers that exceeded 14% of our total revenues in 2014.  Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations. The following table represents JD’s customers that make up 10% or more of JD’s total revenue and their estimated concentrations on JD’s revenues:

Customer Name	Percentage of Revenue
Anadarko Petroleum	14%
Helmerich & Payne Int’l	13%
New Field Production Co.	10%

Competition

The market for oilfield services is highly competitive. Significant capital investment is required to establish the operational capabilities and industry expertise to provide oilfield services, which can limit the number of new entrants into the market. JD competes against many companies, both public and private, that range in size from small, highly focused businesses to large multinationals. The overall market for oilfield hauling/oilfield services is largely fragmented. JD’s main competitors include R.W. Jones Trucking, WestRoc and Howcroft Inc.

Suppliers

JD purchases a wide variety of raw materials, parts and components that are made by other manufacturers and suppliers for its use. It is not dependent on any single source of supply for those parts, supplies or materials.

Risk Management and Insurance

The oilfield services business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these should occur, JD could incur legal defense costs and suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations.

JD is covered under policies of insurance that it believes are customary in the industry with customary deductibles or self-insured retentions. However, there are no assurances that this insurance will be adequate to cover all losses or exposure to liability. JD provides workers' compensation insurance coverage to employees in all states in which it operates. While JD believes these policies are customary in the industry, they do not provide complete coverage against all operating risks. In addition, its insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. The insurance coverage that JD maintains may not be sufficient to cover every claim made against it and may not be available for purchase in the future on terms it considers commercially reasonable, or at all. Also, in the past, insurance rates have been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and self-insured retentions.

JD’s master services agreements include certain indemnification provisions for losses resulting from operations. Generally, JD takes responsibility for its own people and property while its customers take responsibility for their own people, property and liabilities related to the well and subsurface operations, regardless of either party's negligence or fault.

In general, any material limitations on contractual indemnity obligations arise only by applicable state law or public policy. Many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Utah, Colorado and Wyoming, have enacted statutes generally referred to as "oilfield anti-indemnity acts" expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party's indemnification of us. Please read "Risk Factors—Risks Relating to JD’s Business" in Item 1A of this report.

Safety and Maintenance

JD’s business involves the operation of heavy and powerful equipment, which can result in serious injuries to its employees and third parties and substantial damage to property and the environment. JD has comprehensive health, safety and environmental ("HSE") and training programs designed to reduce accidents in the workplace and improve the efficiency of its operations. In addition, JD’s largest customers place great emphasis on HSE and the quality management programs of their contractors. JD believes that these factors will gain further importance in the future. JD has directed substantial resources toward employee HSE and quality management training programs as well as its employee review process and have benefited from steadily decreasing incident frequencies.

Regulation of Operations

JD operates under the jurisdiction of a number of federal, state and local regulatory bodies that regulate worker safety standards, the handling of hazardous materials, the transportation of explosives, the protection of the environment and driving standards of operation. Regulations concerning equipment certification create an ongoing need for regular maintenance that is incorporated into our daily operating procedures. Please read "Risk Factors—Risks Relating to JD’s Business" and “Risk Factors—Risks Relating to Oil & Gas Services Industry” in Item 1A of this report.

Among the services JD provides, it operates as a transportation carrier, and therefore is subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in transportation carrier operations and regulatory safety, financial reporting and certain mergers, consolidations and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

Interstate transportation carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation. To a large degree, intrastate transportation carrier operations are subject to safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Department of Transportation regulations mandate drug testing of drivers.

From time to time, various legislative proposals are introduced, such as proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase JD’s costs or adversely impact the recruitment of drivers. JD cannot predict whether, or in what form, any increase in such taxes applicable to it will be enacted.

Environmental Matters

JD’s operations are subject to various federal, state and local environmental, health and safety laws and regulations pertaining to the release, emission or discharge of materials into the environment, the generation, storage, transportation, handling and disposal of materials (including solid and hazardous wastes), the safety of employees, or otherwise relating to preservation or protection of human health and safety, pollution prevention or remediation, natural resources, wildlife or the environment. Federal environmental, health and safety requirements that govern its operations include the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Clean Water Act, the Safe Drinking Water Act ("SDWA"), the Clean Air Act (the "CAA"), the Resource Conservation and Recovery Act ("RCRA"), the Endangered Species Act, the Migratory Bird Treaty Act, the Occupational Safety and Health Act, and the regulations promulgated pursuant to such laws.

Federal laws, including CERCLA and analogous state laws may impose joint and several liabilities, without regard to fault or legality of the original conduct, on classes of persons who are considered responsible for releases of a hazardous substance into the environment. These persons may include the current or former owner or operator of the site where the release occurred and persons that generated disposed of or arranged for the disposal of hazardous substances at the site. CERCLA and analogous state laws also authorize the Environmental Protection Agency (the "EPA"), state environmental agencies and, in some cases, third parties to take action to mitigate, prevent or respond to threats to human health or the environment and to seek to recover the costs of such actions from responsible classes of persons.

Other federal and state laws, in particular RCRA, regulate hazardous wastes and non-hazardous solid wastes. In the course of our operations, we generate petroleum hydrocarbon wastes and other maintenance wastes. JD believes it is in material compliance with all regulations regarding the handling of wastes from its operations. Some of its wastes are not currently classified as hazardous wastes, but may in the future be designated as hazardous wastes and may become subject to more rigorous and costly compliance and disposal requirements. Such additional regulation could have a material adverse effect on our business.

The Federal Water Pollution Control Act (commonly known as "Clean Water Act") and resulting regulations, which are primarily implemented through a system of permits, govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease hauling wastewaters to facilities owned by others that are the source of water discharges. In addition, the Federal Oil Pollution Act of 1990 (“OPA”) and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA may assign strict joint and several liabilities to each responsible party for oil removal costs and for a variety of public and private damages. The OPA also imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

The SDWA and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state's environmental authority. These regulations may increase the costs of compliance for some facilities.

JD seeks to manage environmental liability risks through provisions in its contracts with its customers that allocate risks relating to surface activities associated with the fracturing process to it and risks relating to "down-hole" liabilities to its customers. JD’s contracts generally require its customers to indemnify it against pollution and environmental damages originating below the surface of the ground or arising out of water disposal, or otherwise caused by the customer, other contractors or other third parties. In turn, JD’s contracts generally require it to indemnify its customers for pollution and environmental damages originating at or above the surface caused solely by it. JD seeks to maintain consistent risk-allocation and indemnification provisions in its customer agreements to the greatest extent possible. Some of JD’s contracts may, however, contain less explicit indemnification provisions, which would typically provide that each party will indemnify the other against liabilities to third parties resulting from the indemnifying party's actions, except to the extent such liability results from the indemnified party's gross negligence, willful misconduct or intentional act.

Federal and state occupational safety and health laws require JD to organize and maintain information about hazardous materials used, released or produced in our operations. Certain portions of this information must be provided to employees, state and local governmental authorities and local citizens. JD is also subject to the requirements and reporting set forth in federal workplace standards.

JD has made and will continue to make expenditures to comply with health, safety and environmental regulations and requirements. These are necessary business costs in the oilfield services industry. Although JD is not fully insured against all environmental, health and safety risks, and our insurance does not cover any penalties or fines that may be issued by a governmental authority, JD maintains insurance coverage which it believes is customary in the industry. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental, health and safety laws and regulations, as well as claims for damages to property or persons, resulting from company operations, could result in substantial costs and liabilities, including administrative, civil and criminal penalties, to it. JD believes that it is in material compliance with applicable health, safety and environmental laws and regulations. JD believes that the cost of maintaining compliance with these laws and regulations will not have a material adverse effect on its business, financial position and results of operations, but new or more stringent regulations could increase the cost of doing business and could have a material adverse effect on our business. Please read "Risk Factors—Risks Relating to JD’s Business" and “Risk Factors—Risks Relating to Oil & Gas Services Industry” in Item 1A of this report.

Research and Development

During the two previous fiscal years, NAS and its subsidiaries have not incurred research and development cost and does not anticipate incurring any such costs in the current fiscal year.

Employees

As of December 31, 2014, NAS employed three people and JD employed approximately 180 people. None of these employees are covered by collective bargaining agreements, and both NAS and JD consider their relationships with these employees to be good.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities and Exchange Act of 1934. We provide access free of charge to all of our SEC filings, as soon as practicable after they are filed or furnished, through our Internet website located at www.nasv.biz. References to our website addressed in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.

You may also read and copy any of these materials at the SEC's Public Reference Room at 100 F. Street, NE, Room 1580 Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Alternatively, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A:             RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from expectations. The following discussion is not an all-inclusive listing of risks although we believe these are the more material risks that we face.  If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

                   We have historically incurred operating losses.

Until our acquisition of JD, we financed our operations exclusively through private placements of common stock and convertible debt and have historically incurred losses. Although we had net income of $312,090 in 2014 as a result of JD’s operations, in 2013, we incurred a net loss of $(280,596). From our inception in October 2, 2007 through December 31, 2014, we had an accumulated deficit of $15.8 million. In the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Execution of our business strategy is capital intensive, and we will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our expansion activities.

                   As of December 31, 2014, we had cash of $72,165 and a working capital deficiency of $(7,163,050). Because the outcome of our expansion activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete future acquisitions. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our expansion activities or other activities.

                   Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our assets.

                   We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances with third parties, we may have to relinquish valuable rights to our assets on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our expansion activities.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As a result of the JD acquisition, we now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2014, our total indebtedness was approximately $15.1 million (excluding accounts payable and accrued expenses), including loans, capital leases and lines of credit of approximately $13.3 million, convertible debt with unrelated parties of approximately $701,000, and related party debt of approximately $1.1 million, of which $610,000 is convertible. For the year ended December 31, 2014, we made cash interest payments totaling approximately $894,000. A significant portion of this indebtedness was assumed by us when we acquired JD. In addition in the period since December 31, 2014 through April 1, 2015, we have incurred further debt including the issuance of convertible notes in the aggregate principal sum of $634,000.

Our current and future indebtedness could have important consequences. For example, it could:

•	impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;
•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness;
•
make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions;

•
in the case of convertible debt that is convertible into equity, result in a reduction in the overall percentage holdings of our stockholders, put downward pressure on the market price of our common stock, result in adjustments to conversion and exercise prices of outstanding notes and warrants and obligate us to issue additional shares of common stock to certain of our stockholders;

•	limit our ability to obtain additional financing that may be necessary to operate or expand our business;
•	put us at a competitive disadvantage to competitors that have less debt; and
•	increase our vulnerability to interest rate increases to the extent that we incur variable rate indebtedness.

If JD is unable to generate sufficient cash flow or we are otherwise unable to obtain the funds required making principal and interesting payments on our indebtedness, or if we otherwise fail to comply with the various covenants in instruments governing any existing or future indebtedness, we could be in default under the terms of such instruments. In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, secured lenders could foreclose on any of our assets securing their loans and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. If our indebtedness is accelerated, or we enter into bankruptcy, we may be unable to pay all of our indebtedness in full. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.

             Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If our auditors or we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on NASDAQ or other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses related to a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Impairment of our long-term assets may adversely impact our financial position and results of operations.

We evaluate our long-term assets including property, equipment, and identifiable intangible assets in accordance with generally accepted accounting principles in the U.S. We use estimated future cash flows in assessing recoverability of our long-lived assets. The cash flow projections are based on our current estimates and judgmental assessments. We perform this assessment whenever facts and circumstances indicate that the carrying value of our net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” Based on our evaluation for the year ended December 31, 2014, no impairment was recorded. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet. Under specific circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.

We may become subject to tax assessments, penalties and interest for past payroll.

        We have accrued interest and penalties of $147,200 and $155,600 for December 31, 2014 and 2013, respectively related to the taxes due to the Internal Revenue Service. This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, we were unable to make prior to 2011, and past payroll tax IRS audit findings for our dormant subsidiaries. In addition, our subsidiary, JD, has a payroll tax payable for the fourth quarter of 2014. We are currently working to cure these obligations. If we become subject to additional tax assessment, penalties and interest by federal and state tax authorities in the future, our results of operations, financial performance and cash flows could be materially adversely affected.

Risks Related to JD’s Business

JD may be unable to maintain or increase pricing on our core services.

JD may periodically seek to increase the prices on our services to offset rising costs or to generate higher returns for our shareholders. However, JD operates in a very competitive industry and, as a result JD is not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity may enter the market, which also puts pressure on the pricing of JD’s services and limits its ability to increase prices.

Even when JD is able to increase its prices, it may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, JD’s labor costs could increase at a greater rate than its ability to raise prices for its services. Also, JD may not be able to successfully increase prices without adversely affecting its activity levels. The inability to maintain or increase JD’s pricing as costs increase could have a material adverse effect on our business, financial position, and results of operations.

JD’s customer base is concentrated within the oil and natural gas production industry and loss of a significant customer could cause its revenue to decline substantially.

JD served in excess of 35 and 25 customers for the years ended December 31, 2014 and 2013, respectively. For those same time periods, its largest customer comprised approximately 14% and 23%, respectively, of its consolidated revenues, its five largest customers comprised approximately 51% and 50%, respectively, of its consolidated revenues, and its top ten customers comprised approximately 66% and 70%, respectively, of its consolidated revenues. The loss of JD’s top customer or of several of its top customers would adversely affect our revenues and results of operations. JD may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.

JD extends credit to its customers which present a risk of non-payment.

A substantial portion of JD’s accounts receivable are with customers involved in the oil and gas industry, whose revenues may be affected by fluctuations in oil and natural gas prices. Collection of these receivables could be influenced by economic factors affecting this industry.

Our operations are inherently risky, and insurance may not always be available in amounts sufficient to fully protect us.

JD has an insurance and risk management program in place to protect its assets, operations, and employees. It also has programs in place to address compliance with current safety and regulatory standards. However, JD’s operations are subject to risks inherent in the oil and gas services industry, such as equipment defects, malfunctions, failures, accidents, and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires, or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and company assets between locations. These risks and hazards could expose JD to substantial liability for personal injury, loss of life, business interruption, property damage or destruction, pollution, and other environmental damages.

Although JD has obtained insurance against certain of these risks, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which it is exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If JD were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if  JD were to incur such liability at a time when it is not able to obtain liability insurance, our business, results of operations, and financial condition could be materially adversely affected.

JD’s assets may require significant amounts of capital for maintenance, upgrades and refurbishment.

JD’s water hauling and hydraulic fracturing servicing fleets may require significant capital investment in maintenance, upgrades and refurbishment to maintain the competitiveness of our assets. JD’s rigs and fleets typically do not generate revenue while they are undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for JD’s assets could increase its indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent JD is unable to fund such projects, it may have fewer rigs and fleets available for service or our rigs and fleets may not be attractive to potential or current customers. Such demands on JD’s capital or reductions in demand for our rigs and fleets could have a material adverse effect on its business, financial condition and results of operations.

JD is subject to the risk of technological obsolescence.

JD anticipates that its ability to maintain its current business and win new business will depend upon continuous improvements in operating equipment, among other things. There can be no assurance that JD will be successful in its efforts in this regard or that JD will have the resources available to continue to support this need to have its equipment remain technologically up to date and competitive. JD’s failure to do so could have a material adverse effect on it. No assurances can be given that competitors will not achieve technological advantages over JD.

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party's indemnification of us.

JD typically enters into agreements with its customers governing the provision of JD’s services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as "oilfield anti-indemnity acts" expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party's indemnification of JD, which could have a material adverse effect on our business, financial condition and results of operations.

Severe weather could have a material adverse effect on JD’s business.

Adverse weather can directly impede JD’s operations. Repercussions of severe weather conditions may include:

•	curtailment of services;
•	weather-related damage to facilities and equipment, resulting in suspension of operations;
•	inability to deliver equipment and personnel to job sites in accordance with contract schedules; and
•	loss of productivity.

These constraints could delay JD’s operations and materially increase its operating and capital costs. Unusually warm winters or cool summers may also adversely affect the demand for JD’s services by decreasing the demand for natural gas. JD’s operations in semi-arid regions can be affected by droughts and other lack of access to water used in its operations, especially with respect to our hydraulic fracturing operations.

JD is highly dependent on its founders and key employees.

JD’s success is dependent upon its key management, technical and field personnel, especially Jason Jensen and David Gurr, JD’s founders. Any loss of the services of either one of these officers, or managers with strong relationships with customers or suppliers, or a sufficient number of other employees could have a material adverse effect on our business and operations. JD’s ability to expand its services is dependent upon our ability to attract and retain additional qualified employees. The ability to secure the services of additional personnel may be constrained in times of strong industry activity.

Increased labor costs or the unavailability of skilled workers could hurt JD’s operations.

JD is dependent upon an available pool of skilled employees to maintain its business. JD competes with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required, providing the highest quality service. The demand for skilled workers is high and the supply is limited during periods of high drilling and completions activity levels, and a shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for JD to attract and retain personnel and could require it to enhance its wage and benefits packages thereby increasing our operating costs.

Although JD employees are not covered by a collective bargaining agreement, union organizational efforts could occur and, if successful, could increase labor costs. A significant increase in the wages paid by competing employers or the unionization of groups of our employees could result in increases in the wage rates that we must pay. Likewise, laws and regulations to which JD is subject, such as the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, can increase labor costs or subject JD to liabilities. We cannot assure you that labor costs will not increase. Increases in our labor costs or unavailability of skilled workers could impair our capacity and diminish our profitability, having a material adverse effect on our business, financial condition and results of operations.

Historically, the oil and gas services industry has experienced a high annual employee turnover rate. We believe that the high turnover rate is attributable to the nature of the work, which is physically demanding and performed outdoors, and to the volatility and cyclical nature of the oilfield services industry. As a result, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with that of JD. We cannot assure you that JD will be able to recruit, train and retain an adequate number of workers to replace departing workers. The inability to maintain an adequate workforce could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Oil & Gas Services Industry

JD’s business depends on domestic spending by the oil and gas industry, and this spending and JD’s business has been in the past, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

JD depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.

Industry conditions are influenced by numerous factors over which JD has no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and work-over activity by some of JD’s customers. This reduction may cause a decline in the demand for our services or adversely affect the price of JD’s services. In addition, reduced discovery rates of new oil and natural gas reserves in JD’s market areas also may have a negative long-term impact on JD’s business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced.

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014, oil prices declined substantially from historical highs and may remain depressed for the foreseeable future. Adverse changes in capital markets and declines in prices for oil and natural gas may cause oil and natural gas producers to announce reductions in capital budgets for future periods. In light of the recent depressed oil prices, many oil producers, including many of JD’s customers, have announced reductions in capital budgets for 2015.

Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make further reductions to capital budgets in the future even if oil or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for JD’s services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

JD may be adversely affected by uncertainty in the global financial markets and the continuing worldwide economic slowdown.

Despite recent modest improvements, JD’s future results may be impacted by the continuing worldwide economic slowdown, inflation, deflation, or other adverse economic conditions. These conditions may negatively affect JD or parties with whom we do business. The impact on such third parties could result in their non-payment or inability to perform obligations owed to JD such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change slowing JD’s collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

A continuation or deterioration of the economic uncertainty may cause institutional investors to respond to their customers by increasing interest rates, enacting tighter lending standards, or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. JD may require additional capital in the future. However, due to the above listed factors, JD cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. Management cannot predict the impact of the changing demand for oil and natural gas services, and any major changes may have a material adverse effect on our business, financial condition and results of operations.

Competition within the oil and gas services industry may adversely affect our ability to market our services.

JD’s largest competitors performing both well servicing and fluid logistics are RW Jones Trucking, WestRoc, and Howcroft, Inc. JD’s ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with JD’s or that new or existing competitors will not enter the various markets in which JD is active. In certain aspects of JD’s business, it also competes with a number of small and medium-sized companies that, like JD, have certain competitive advantages such as lower overhead costs and specialized regional strengths. In addition, reduced levels of activity in the oil and natural gas industry could intensify competition and the pressure on competitive pricing and may result in lower revenues or margins to JD.

Due to the nature of JD’s business, it may be subject to environmental liability.

JD’s business operations are subject to numerous United States federal, state and local environmental and health and safety laws and regulations, including those relating to hauling of soil and groundwater contamination. The nature of its business exposes JD to risks of liability under these laws and regulations due to the production, generation, storage, use, transportation, and disposal of materials that can cause contamination or personal injury if released into the environment. Environmental laws and regulations may have a significant effect on the costs of transportation and storage of raw materials as well as the costs of the transportation, treatment, storage, and disposal of wastes. JD believes it is in material compliance with applicable environmental and worker health and safety requirements. However, it may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. Although JD may have the benefit of insurance maintained by our customers or by other third parties or by us such insurances may not cover every expense. Further, JD may become liable for damages against which it cannot adequately insure or against which it may elect not to insure because of high costs or other reasons.

JD’s customers are subject to similar environmental laws and regulations, as well as limits on emissions to the air and discharges into surface and sub-surface waters. Although regulatory developments that may occur in subsequent years could have the effect of reducing industry activity, JD cannot predict the nature of any new restrictions or regulations that may be imposed. JD may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

Changes in trucking regulations may increase our costs and negatively impact our results of operations.

For the transportation and relocation of oilfield services equipment and our fluid handling operations, JD operates trucks and other heavy equipment. Therefore, JD is subject to regulation as a motor carrier by the U.S. Department of Transportation and by various state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over JD’s trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact JD’s operations, such as changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for medium- and heavy-duty trucks. On September 15, 2011, the NHTSA and the EPA published regulations that regulate fuel efficiency and greenhouse gas emissions from medium- and heavy-duty trucks, beginning with vehicles built for model year 2014. As a result of these regulations, JD may experience an increase in costs related to truck purchases and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to JD’s trucking operations will be enacted and to what extent any such legislation or regulations could increase JD’s costs or otherwise adversely affect our business, financial condition and results of operations.

JD is subject to extensive additional governmental regulation.

In addition to environmental and trucking regulations, JD’s operations are subject to a variety of other United States federal, state, and local laws, regulations and guidelines, including laws and regulations relating to health and safety, the conduct of operations, and the manufacture, management, transportation, storage and disposal of certain materials used in its operations. Also, JD may become subject to such regulation in any new jurisdiction in which it may operate.

Although JD continues to enhance its infrastructure, it has invested financial and managerial resources to comply with applicable laws, regulations and guidelines and expects to continue to do so in the future. Although regulatory expenditures have not, historically, been material to JD, such laws, regulations and guidelines are subject to change. Accordingly, it is impossible for JD to predict the cost or effect of such laws, regulations, or guidelines on its future operations.

Risks of Expansion by Acquisition

We may not be successful in identifying and making acquisitions.

Our business strategy depends in large part on our ability to identify and acquire suitable companies, to expand our current expertise into the markets of our acquired companies, and to capitalize on the expertise of these companies to obtain new business in our current markets. We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

•	failure to identify attractive targets in the marketplace;
•
incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to obtain acceptable financing;
•	restrictions in our debt agreements;
•	failure to integrate successfully the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;
•	and diversion of management's attention from existing operations or other priorities.

The acquisition transactions may also result in the following:

•	issuance of additional stock that would further dilute our current stockholders’ percentage ownership;
•	incurring debt;
•	assumption of unknown or contingent liabilities;
•	negative effects on reported operating results from acquisition-related charges and
•	amortization of acquired technology, goodwill and other intangibles.

If we are unable to identify, complete and integrate acquisitions, it could have a material adverse effect on our growth strategy, business, financial condition and results of operations.

We may not be able to fully integrate future acquisitions.

 Achieving the benefits of acquisitions depends in part on having the acquired assets perform as expected, successfully consolidating functions, retaining key employees and customer relationships, and integrating operations and procedures in a timely and efficient manner. Such integration may require substantial management effort, time, and resources and may divert management’s focus from other strategic opportunities and operational matters, and ultimately we may fail to realize anticipated benefits of acquisitions.

We may seek an acquisition with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete an acquisition with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we acquire. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we are unable to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our acquisition for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire another business.

Business growth could outpace the capabilities of our infrastructure and workforce.

We cannot be certain that our infrastructure and workforce will be adequate to support our operations as we expand.  Future growth also could impose significant additional demands on our resources, resulting in additional responsibilities of our senior management, including the need to recruit and integrate new senior level managers, executives and operating personnel.  We cannot be certain that we will be able to recruit and retain such additional personnel.  Moreover, we may need to expend significant time and money in the future to integrate and unify our systems and infrastructure.  To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified personnel, we may not be able to expand our operations or execute our business plan.

Risks Related to the Reverse Split

                On December 11, 2014, we effected a 1-for-200 reverse stock split of our outstanding common stock. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split.

The reverse stock split of our outstanding common stock is intended to increase the market price of our common stock. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is not uncommon for the market price of a company's common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Risks Related to our Common Stock

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible debentures and notes) and warrants in order to raise money, some of which have anti-dilution and other similar protections. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional shares of common stock to certain of our stockholders.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We may be unable to list our common stock on NASDAQ, NYSE MKT or on any securities exchange.

Our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Although we may apply to list our common stock on NASDAQ or the NYSE MKT in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum bid price per share and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the NYSE MKT or another trading venue, we expect our common stock will continue to trade on the over-the-counter market.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.40 to a high of $11.20 on the OTCQB. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Our revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause our stock price to decline.

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of investors, and the price of our common stock may decline. Factors that could cause quarterly fluctuations include:

•	the ability to raise the necessary capital to implement our strategic plan;
•	the ability of JD to keep current customers and secure new customers; and
•	the ability to complete new acquisitions

Accordingly, the failure to obtain significant future revenue, lower than expected revenue in the future, and decreased working capital could adversely affect our stock price and liquidity.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

Our stock is subject to the penny stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

We and our Chief Executive Officer and Chief Financial Officer are parties to a consent agreement and order with the Pennsylvania Department of Banking and Securities.

On November 19, 2014, we, together with Robert Chance and Jeremy Briggs (collectively, the “Respondents”) entered into a consent agreement and order with the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department) pursuant to which the Department found, based on certain allegations, that the Respondents offered for sale unregistered stock in violation of Pennsylvania state securities laws. The Respondents neither admitted nor denied the allegations made by the Department and vigorously dispute any wrongdoing. As part of the consent order, a prior cease and desist order issued in 2009 against the Respondents was prospectively rescinded, the Respondents were ordered to pay investigative and legal costs of $500 and the Respondents were ordered to comply with the Pennsylvania securities laws. Any additional regulatory action, litigation, or governmental proceedings could adversely affect us by, among other things, distracting management from its duties to us and resulting in monetary damages and other penalties.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Our current officers and directors beneficially own an aggregate of 1,133,907 shares of our common stock or a total of approximately 25.3% of the voting power of all our outstanding shares of stock. In addition, one of our directors has the power to vote approximately 1,350,000 additional shares of our common stock which are held in reserve but have not been issued pursuant to a limited power of attorney. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Articles of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered into a number of transactions with related parties. The details of certain of these transactions are set forth in Note 10 to our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above those of us. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. It is possible that a conflict of interest could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified management personnel. We are highly dependent on our management, including Robert Chance, our CEO, and Jeremy Briggs, our CFO. The loss of the services of their services would have a material adverse effect on our operations and we do not maintain any "key man" insurance on them.  If we were to lose Mr. Chance or Mr. Briggs, or any other key employees or consultants, we may experience difficulties in competing effectively and executing on our business strategy.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 1B:             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:                PROPERTIES

Our corporate offices are located at 8965 S Eastern Ave, Las Vegas NV 89123. We rent 300 square feet of space in a corporate building at a current monthly rent of $750. Our lease expires July 2015, with an option of renewal. Our subsidiary JD also rents their production facility located at 2080 S 1500 E Vernal, Utah 84078 at a current monthly rent of $10,500. The lease is on a month-to-month basis and is with a related party.

ITEM 3:                LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4:                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Markets under the symbol “NASV” since October 12, 2007. The high and low bid prices on the OTC Markets of our common stock for each full quarterly period during the prior two fiscal years is as follows:

Fiscal Year Ending December 31, 2014:	High	Low
Fourth Quarter	$5.00	$1.30
Third Quarter	8.40	3.70
Second Quarter	11.20	5.90
First Quarter	8.14	0.40

Fiscal Year Ending December 31, 2013:	High	Low
Fourth Quarter	$1.60	$0.34
Third Quarter	1.30	0.16
Second Quarter	0.32	0.10
First Quarter	0.16	0.08

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices give retroactive effect to our 1-for-200 reverse stock split, which became effective on December 11, 2014.

Holders

As of April 3, 2015, we had approximately 467 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2014 other than those transactions previously reported to the SEC in our periodic filings and current reports on Form 8-K.

On February 28, 2014, we issued a convertible promissory note in the aggregate principal amount of $50,000 bearing interest at a flat rate of 10%, which matures on November 28, 2014.  The note may be converted into shares of our common stock at a conversion price equal to a 25% discount to the lowest closing price in the 10 days trading days prior to conversion. The note contains a call protection feature. In addition, if we incur any subsequent debt financing that allows the payment of the notes while still providing us with sufficient capital to operate fully, then the holder may demand repayment in full. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the holder may accelerate all payments due under the note by declaring all amounts so due, whereupon the same will become immediately due and payable. As part of the issuance of the note, we are required to retain Sean Sego as either an officer of or member of our board for the duration of the note. On March 15, 2015, the note was amended to provide for repayment at $5,000 per month beginning April 9, 2015 and the interest rate was increased to 15%.

On or around April 11, 2014, we issued to consultants one-year warrants to purchase an aggregate of 140,000 shares of our common stock at an exercise price of $0.002 per share.

On April 22, 2014, we entered into a loan agreement with Sean Sego, one of our directors, pursuant to which Mr. Sego loaned us $28,000. The loan has a term of 60 days, bears interest at 10% per annum and is currently convertible into shares of our common stock. As of December 31, 2014, $18,000 of principal and $1,723 of interest is outstanding, and is due on demand.

On May 20, 2014, we issued 5,000 shares of common stock to a consultant as compensation to for services.

On July 25, 2014, we issued a 60-day promissory note to Ronald Krochak, a holder of more than 5% of our common stock, in the aggregate amount of $35,000, which bore interest equal to a flat fee of $5,000. Subsequently on September 30, 2014, the note was amended such that the maturity date was extended to December 31, 2014, after which the note has been deemed due on demand, and the note bears an interest of 10% per annum. The note may be prepaid, subject to certain conditions. On the one year anniversary of the original issue date or maturity date,  the note may be converted into shares of common stock at a conversion price equal to the 10 day average closing price prior to conversion.  The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.

On September 5, 2014 and September 14, 2014, we issued two short term 30-day promissory notes in the aggregate principal amount of $450,000 to Energy Capital Management, Inc. (“ECMI”), an entity controlled by Mr. Sego (the “ECMI Short Term Notes”). The ECMI Short Term Notes bear interest at a flat rate of 10%. The ECMI Short Term Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, a penalty of 4% of the principal shall be payable every thirty days that the default is not cured, up to a maximum of 12%. In addition, the ECMI Short Term Notes were also convertible into shares of common stock in the event of default.

On October 1, 2014 and October 20, 2014, we issued three convertible promissory notes in the aggregate principal amount of $540,000 to Energy Capital Management, Inc. (“ECMI”), an entity controlled by Mr. Sego (the “ECMI Convertible Notes”). ECMI Convertible Notes in the principal amount of $495,000 amend the ECMI Short Term Notes and mature on September 2, 2017 while the remaining ECMI Note matures on October 20, 2017. The ECMI Convertible Notes bear interest at a flat rate of 12%. The ECMI Convertible Notes may be converted into shares of our common stock at a conversion price equal to a 30% discount on the 10 day average closing price of the common stock prior to conversion. As part of the issuance of the note, we agreed to enter into an employment agreement with an appointee of the holder as an executive member of management or our board of directors. The ECMI Convertible Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default if the aforementioned appointee is not retained for at least six months following maturity. In the event of default, a penalty of 4% of the principal shall be payable every ten days that the default is not cured, up to a maximum of 24%. Such penalty may be convertible into our shares of common stock at a conversion price equal to a 40% discount on the 10 day average closing price of the common stock prior to conversion.

On December 11, 2014, we issued 12,500 shares of common stock to a director as compensation for his services on the board of directors.

On December 11, 2014, we issued 25,000 shares of common stock to a consultant as compensation for services.

On December 11, 2014, we issued 3,192 shares of common stock pursuant to a convertible note as conversion of accrued interest.

On December 16, 2014, we issued two convertible promissory notes in the aggregate principal amount of $499,500 bearing interest at the rate of 10% per annum. The notes mature on December 16, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. In the case of notes in the principal amount of $250,000, the notes may be converted into shares of our common stock at $2.00 per share provided that if after July 16, 2015, our common stock closes below $2.50 for three trading days within any 30 day period, then the conversion price shall be equal to a 40% discount on the lowest daily trading price in the five trading days prior to conversion (which discount may increase or otherwise be subject to adjustment in certain circumstances). In the case of notes in the principal amount of $249,500, the notes may be converted into shares of our common stock at a conversion price equal to a 40% discount on the lowest daily trading price in the five trading days prior to conversion (which discount may increase or otherwise be subject to adjustment in certain circumstances). In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The notes may be prepaid upon 10 business day advance notice to the holder at a 135% premium. The notes include certain negative covenants including restrictions on incurring certain indebtedness senior to the note, incurring liens, amending our articles of incorporation and other restrictions, subject to certain customary exceptions. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the notes if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is subject to a DTC chill. In an event of default, the notes may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The notes also provide that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the notes then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On December 16, 2014, we also issued a convertible promissory note in the principal amount of $104,000 bearing interest at the rate of 8% per annum. The note matures on September 18, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of our common stock at a conversion price equal to a 42% discount on the average three lowest closing bid prices in the ten trading days prior to conversion. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The notes may be prepaid upon three trading day’ notice during the first 180 days following issuance a premiums ranging from 110% to 135%. The notes include certain negative covenants including restrictions on incurring certain indebtedness, and other restrictions, subject to certain customary exceptions. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the notes if we are delinquent in our filings with the Securities and Exchange Commission, or cease to be quoted on the OTCQB. In an event of default, the notes may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The notes also provide that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the notes then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On December 19, 2014 and December 31, 2014, we agreed to issue 110,000 and 35,000 shares of common stock, respectively, to our Chief Executive Officer. In addition, on December 31, 2014, we agreed to grant to our Chief Executive Officer an option purchase 35,000 shares of common stock at an exercise price of $0.01 per share.

On December 31, 2014, Ronald Krochak, a beneficial owner of more than 5% of our common stock, converted an aggregate principal and interest amount of $32,178 into an aggregate of 160,890 shares of common stock.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of agreements and notes, which are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6:               SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 7:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Overview

NAS is a public holding company that intends to serve various market sectors. Currently our market concentration is in the petro-chemical industry. Our business plan takes action with expansion through carefully selected acquisitions. Our goal is to acquire companies with track records of long term, stable, and profitable operations.  Each subsidiary operates as its own entity with current management retained. We believe this allows our management to focus on maintaining quality while increasing current levels of revenues and profitability.

On February 24, 2014, we entered into a purchase and sale agreement with JD Field Services (“JD”), our first acquisition in the petro-chemical industry. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

As previously reported, we signed Purchase and Sale Agreements with two additional companies set to close in the first quarter of 2015, MonDak Tank of Williston, ND and Devoe Construction located in the Denver area of Colorado. Although we are still interested in pursuing these acquisitions, we have not committed to a final closing with either of the companies and both of the Purchase Sale Agreements have expired.  We continue to evaluate recent events in market conditions, oil prices, and customer demand for services to determine what effect these recent events will have on each of their operations, the industry, and other identified acquisition targets in the near term, if any.

We continue to evaluate other companies for acquisition. The evaluation process is conducted by our acquisition board and the companies are evaluated on the following attributes:

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

Reverse Stock Split

On September 11, 2014, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock. This amendment was approved and filed of record by the Nevada Secretary of State, effective September 11, 2014.  On December 11, 2014, FINRA approved the reverse stock split for the Company. All the relevant information relating to numbers of shares and share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Critical Accounting Policies

The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Property, Plant and Equipment

As required by the Property, Plant and Equipment Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB” “ASC”), we are required to use a predetermined method in calculating depreciation expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally ten/fifteen years for heavy machinery, five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our balance sheet with the resulting gain or loss reflected in our results of operations. Maintenance costs are expensed as incurred. Due to the nature of the equipment, major repairs are capitalized as they reflect an adjustment to the overall value of the equipment and its useful life can be extended.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the year ended December 31, 2014, we incurred net income, resulting in dilutive common shares, and during the year ended December 31, 2013, we incurred net loss, resulting in no dilutive common shares.

Revenue Recognition

As required by the Revenue Recognition Topic of FASB ASC, we are required to use predetermined contract methods in determining the current value for revenue.

Service Contracts Service revenue is recognized on a completed project basis – we invoice the client when it has completed the services, thereby, ensuring the client is legally liable to us for payment of the invoice. On service contracts, revenue is not recognized until the services have been performed.

In all cases, revenue is recognized as earned by us. As the client becomes liable to us for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  We do not recognize or record any revenues for which we do not have a legal basis for invoicing or legally collecting.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for years ended December 31, 2014 and 2013:

	2014	2013	% Change
Revenue	$17,659,460	$--	100%
Less: returns and allowances	(45,768)	--	(100	) %
Total net revenue	17,613,692	--	100%

Cost of revenue	14,484,162	--	100%
Total gross profit	3,129,530	--	100%

Operating expenses
Selling, general and administrative expenses	1,866,529	177,790	950%
Professional fees and related expenses	612,790	463,626	32%
Forgiveness of accrued officer compensation	(112,645)	(435,446)	(74	) %
Total operating expenses	2,366,674	(205,970)	1,049%
Operating income (loss)	762,856	(205,970)	(470)%

Other income	(77,169)	--	100%
Gain on extinguishment of debt	(10,334)	(206,835)	(95	) %
Gain on acquisition	(1,620,071)	--	100%
Interest expense, net	1,584,028	281,461	463%
Loss on disposal of fixed assets	574,312	--	100%
Total other expense	450,766	74,626	504%
Net income (loss)	$312,090	$(280,596)	(211)%

Revenue

Revenues primarily consisted of oilfield services/oilfield hauling services revenue. Revenue increased by $17,613,692 (net of returns and allowances) or 100% during the year ended December 31, 2014 compared to $0 during the year ended December 31, 2013. Revenues recognized during 2014 derived exclusively from JD Field Services (“JD”) operations which we acquired in February 2014.

Cost of Revenue

Costs of revenue consist of labor and overhead for services provided by JD. Cost of revenue for the year ended December 31, 2014 increased by $14,484,162 or 100% compared to $0 during the year ended December 31, 2013. Cost of revenue during 2014 derived exclusively from JD’s operations which we acquired in February 2014.

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the year ended December 31, 2014 increased by $1,688,739 or 950% to $1,866,529 compared to $177,790 during the year ended December 31, 2013. The increase was primarily attributable to general and administrative operating expenses from our newly acquired subsidiary JD.

Professional fees and related expenses: Professional fees and related expenses consist of accounting, legal and related consulting fees associated with our ongoing business strategy efforts. Professional fees and related expenses for the year ended December 31, 2014 increased by $149,164 or 32% to $612,790 compared to $463,626 during the year ended December 31, 2013. The increase was primarily attributable to increases in consulting, accounting and legal fees.

Forgiveness of accrued officer compensation: Forgiveness of accrued officer compensation consists of accrual of compensation owed to our officers/management that has been forgiven by management. Forgiveness of accrued officer compensation for the year ended December 31, 2014 decreased by $322,801 or (74)% to $112,645 compared to $435,446 during the year ended December 31, 2013.

Other Income

Other Income: Other income consists of insurance settlement credits. Other income for the year ended December 31, 2014 increased by $77,169 or 100% compared to $0 during the year ended December 31, 2013. The increase was attributable to insurance settlement credits of our subsidiary JD.

Gain on extinguishment of debt: Gain on extinguishment of debt consists of settlement on debt. Gain on extinguishment of debt for the year ended December 31, 2014 decreased by 196,501 or (95)% to $10,334 compared to $206,835 during the year ended December 31, 2013. The decrease was attributed to our settlement on current convertible debt compared to larger debt settlements in 2013.

Gain on bargain purchase acquisition of JD: For the year ended December 31, 2014, we had a gain on bargain purchase acquisition of JD of $1,620,071.

Other Expense

Loss on disposal of fixed assets: Loss on disposal of fixed assets consists of differences in cash received and the book value of the assets at the time of our disposal. For the year ended December 31, 2014, we had a loss on disposal of assets in the amount of $574,312 or 100% compared to $0 during the year ended December 31, 2013. The increase was attributable to our subsidiary JD’s disposal of unused assets.

Interest expense: Interest expense consists of interest on our debt holdings, for the year ended December 31, 2014, we had an increase in interest expense by $1,302,567, or 463%, to $1,584,028, compared to $281,461 during the year ended December 31, 2013. The increase was primarily attributable to the increase in debt from our acquisition of our subsidiary JD.

Net Income

As a result of the foregoing, we had net income of $312,090 for the year ended December 31, 2014 compared to a net loss of $(280,596) for the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including any future acquisitions, and to service our debt. Since our acquisition of JD, our principal source of liquidity has been cash generated by JD’s operations. Our other sources of liquidity have been funds generated from debt and equity issuances of our securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements for at least the next twelve months.

During the year ended December 31, 2014 we have seen growth. With our acquisition of JD, our revenues increased to approximately $17,613,000 for the year ended December 31, 2014 compared to $0 during the same period in 2013. This 100% increase over our previous period is part of our overall strategy of growth through our acquisition model. In addition, our gross profit margin has increased quarterly throughout 2014: (i) during the first quarter ended March 31, 2014, our gross profits were approximately $411,400, (ii) during the second quarter ended June 30, 2014 our gross profits were approximately $431,600, (iii) during the third quarter ended September 30, 2014, our gross profits were approximately $1,235,200, and, (iv) during the fourth quarter ended December 31, 2014, our gross profits were approximately $1,051,800, resulting in  total gross profits of approximately $3,130,000 for the year ended December 31, 2014 compared to $0 enduring the same period in 2013. This provided us with net income for the year ended December 31, 2014 in the amount of approximately $312,000 compared to a net loss of $281,000 for the same period in 2013.

To help recapitalize the company, we are pursuing a three-step approach that we expect to continue during 2015 that includes the following:

•	A 200:1 reversal stock split (which was effective December 11, 2014);
•	Applying to uplist to the NYSE MKT or other similar securities exchange;
•	Refinancing our balance sheet;

In addition, we have raised capital through the issuance of convertible notes which has resulted in approximately $1.7 million of additional capital from January 2014 through the date of this filing.

Our ability to continue in our acquisition strategy and purchase established businesses with a proven track record is vital to the overall growth strategy of the Company. We continue to seek out established businesses with a proven operating track record strong financial performance, positive operating results, established or growing contract backlogs, and/or the potential for positive operating cash flow.

At December 31, 2014 and December 31, 2013, we had cash of $72,165 and $17,696, respectively and working capital deficit of $(7,163,050) and $(2,875,372) respectively.  The increase in working capital deficit was primarily due to the acquisition of JD. As a result of the JD acquisition, we now have, and will continue to have, a significant amount of indebtedness.  As of December 31, 2014, our total indebtedness was $15.1 million (excluding accounts payable or accrued expenses), including loans, capital leases and lines of credit of approximately $13.3 million, convertible debt of approximately $701,000, and related party debt of approximately $1.1 million. For the year ended December 31, 2014, we made cash interest payments totaling approximately $894,000. A significant portion of this indebtedness was assumed by NAS when it acquired JD. In addition in the period since December 31, 2014 through April 1, 2015, we have incurred further debt including the issuance of convertible notes in the aggregate principal sum of $634,000. While there can be no assurances that we will sustain or increase gross profit margins or profitability on a quarterly or annual basis in the future, we believe that our cash flows from operations will be sufficient to service our debt for the following twelve months.

The following table summarizes our cash flows during the years ended December 31, 2014 and 2013:

	2014	2013
Net cash provided (used) by operating activities	$2,826,000	$(260,200)
Net cash used by investing activities	$353,700	$--
Net cash (used) provided by financing activities	$(3,125,300)	$277,200

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Cash Used in Operating Activities

Net cash provided by operating activities during the year ended December 31, 2014 was $2.8 million compared to net use $(260,200) during the year ended December 31, 2013. The increase in net cash used in operating activities was primarily due to the acquisition of JD.

Net Cash Used in Investing Activities

Net cash used by investing activities during the year ended December 31, 2014 was $353,700 compared to $0 during the year ended December 31, 2013. This increase was primarily as a result of our acquisition of JD, and their proceeds from the sale of fixed assets.

Net Cash Provided by Financing Activities

Net cash used by financing activities during the year ended December 31, 2014 was $3.1 million compared to cash provided by of $277,200 during the year ended December 31, 2013. This is attributable to payments to outstanding debt obligations.

We expect that we will need to increase our liquidity and capital resources in order to maintain the profitability of JD and execute our business strategy of acquiring new businesses. Because the outcome of our expansion activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete future acquisitions. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our expansion activities or other activities.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations and commitments as of December 31, 2014:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt liabilities	$15,515,007	$5,323,888	$8,151,211	$1,255,511	$784,397
Total contractual obligations	$15,515,007	$5,323,888	$8,151,211	$1,255,511	$784,397

Off-Balance Sheet Arrangements

At December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 8:                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of
 NATIONAL AUTOMATION SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
National Automation Services, Inc.,

We have audited the accompanying consolidated balance sheets of National Automation Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2014 and 2013.  National Automation Services, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Automation Services, Inc. as of December 31, 2014 and 2013, and its consolidated results of operations and cash flows for the two years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Keeton CPA

Keeton CPA
Henderson, NV

April 10, 2015

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED BALANCE SHEETS
	DEC 31, 2014	DEC 31, 2013
ASSETS
CURRENT ASSETS
Cash	$72,165	$17,696
Accounts receivable, net	1,660,227	--
Other receivables	60,000	--
Prepaid expenses	1,353,033	--
Total current assets	3,145,425	17,696
Property, plant and equipment, net	16,683,881	--
Security deposit	750	--
Deferred financing fees, net	189,349	--
TOTAL ASSETS	$20,019,405	$17,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,294,325	$2,452,798
Current portion of loans, capital leases and line of credit	4,507,322	94,517
Convertible debt, net of beneficial conversion feature of $309,707 and $0	294,292	173,580
Mandatorily redeemable contingent liability	100,000	--
Current portion of related party payable	112,536	172,173
Total current liabilities	10,308,475	2,893,068
LONG TERM LIABILITIES
Convertible debt, net of beneficial conversion feature of $133,076 and $0	406,914	--
Long term related party payable	984,667	--
Long term loans, capital leases	8,666,493	169,500
Total liabilities	20,366,549	3,062,568
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding, net	--	--
Common stock $0.001 par value, 75,000,000 authorized, 4,019,738 and 3,079,936 shares issued outstanding, net	4,020	3,080
Additional paid in capital	15,398,073	12,671,481
Stock payable	33,278	375,172
Accumulated deficit	(15,782,515)	(16,094,605)
Total stockholders’ deficit	(347,144)	(3,044,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,019,405	$17,696

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	DEC, 31, 2014	DEC, 31, 2013
REVENUE	$17,659,460	$--
Less: returns and allowances	(45,768)	--
NET REVENUE	17,613,692	--

COST OF REVENUE	14,484,162	--
GROSS PROFIT	3,129,530	--

OPERATING EXPENSES
Selling, general and administrative expenses	1,866,529	177,790
Professional fees and related expenses	612,790	463,626
Forgiveness of accrued officer compensation	(112,645)	(435,446)
TOTAL OPERATING EXPENSES	2,366,674	205,970

OPERATING INCOME (LOSS)	762,856	(205,970)

OTHER INCOME, non-operating
Other income	(77,169)	--
Gain on extinguishment of debt	(10,334)	(206,835)
Gain on bargain purchase acquisition of JD	(1,620,071)	--
TOTAL OTHER INCOME, non-operating	(1,707,574)	(206,835)

OTHER EXPENSE, non-operating
Interest expense, net	1,584,028	281,461
Loss on disposal of fixed assets	574,312	--
TOTAL OTHER EXPENSE, non-operating	2,158,340	281,461

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	312,090	(280,596)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	$312,090	$(280,596)

BASIC INCOME (LOSS) PER SHARE	$0.08	$(0.13)

DILUTED INCOME (LOSS) PER SHARE	$0.06	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,705,626	2,160,449
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	5,319,186	2,160,449

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Stock Payable /	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
		$0.001 par value
Balance at December 31, 2012	1,682,124	$1,682	$12,238,356	$34,985	$(15,814,009)	$(3,538,986)

Stock for cash, net of offering costs	65,000	65	64,935	(5,000)	--	60,000
Stock for conversion of debt	398,466	399	138,203	--	--	138,602
Stock for services	934,346	934	225,487	1,015	--	227,436
Stock for accrued salaries	--	--	--	344,172	--	344,172
Convertible note (BCF)	--	--	4,500	--	--	4,500
Net loss					(280,596)	(280,596)
Balance at December 31, 2013	3,079,936	$3,080	$12,671,481	$375,172	$(16,094,605)	$(3,044,872)

Stock for services	119,709	120	510,502	(374,072)	--	136,550
Stock for conversion of debt	57,029	57	287,278	32,178	--	319,513
Stock issued for acquisition	590,000	590	412,410	--	--	413,000
Mandatorily redeemable contingent liability	--	--	(100,000)	--	--	(100,000)
Stock for prepaid services	150,000	150	1,093,350	--	--	1,093,500
200:1 reverse split	3,064	3	--	--	--	3
Stock for deferred financing fees	20,000	20	49,980	--	--	50,000
Convertible note (BCF)	--	--	473,072	--	--	473,072
Net income					312,090	312,090
Balance at December 31, 2014	4,019,738	$4,020	$15,398,073	$33,278	$(15,782,515)	$(347,144)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	DEC, 31, 2014	DEC 31, 2013
Operating Activities
Net income (loss)	$312,090	$(280,596)
Cash used by operating activities
Depreciation and amortization	1,255,574	--
Accretion of convertible notes BCF	31,209	9,568
Allowance for doubtful accounts	68,292	--
Stock issued for services	136,550	227,436
Forgiveness of accrued officer compensation	(112,645)	(435,446)
Gain on debt extinguishment	(10,334)	(206,835)
Loss on disposal of fixed assets	574,312	--
Gain on bargain purchase of JD Field Services	(1,620,071)	--
Changes in assets
Accounts receivables	597,110	--
Other assets	(750)	--
Prepaid expenses	337,914	--
Changes in liabilities
Accounts payable and accrued liabilities	1,256,784	425,716
Cash provided by (used for) operating activities	2,826,035	(260,157)

Investing Activities
Cash retained by subsidiary	104,816	--
Proceeds from sale of assets	689,000	--
Cash paid for fixed assets	(440,119)	--
Cash provided by investing activities	353,697	--

Financing activities
Proceeds from sale of stock, net of offering costs	--	60,000
Proceeds from line of credit	8,120,730	--
Proceeds from convertible notes payable	603,500	38,500
Proceeds on note payable	630,000	219,500
Proceeds from related party debt	78,000	--
Deferred financing fees	(160,000)	--
Payments on convertible notes	(25,500)	--
Payments for note payable	(3,940,215)	(40,800)
Payments for leases	(453,293)	--
Payments on line of credit	(7,937,485)	--
Payments on related party debt	(41,000)	--
Cash (used for) provided by financing activities	(3,125,263)	277,200
Increase in cash	54,469	17,043
Cash at beginning of the year	17,696	652

Cash at end of the year	$72,165	$17,696

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$894,423	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$413,000	$--
Capitalized leases	$132,000	$--
Financed assets	$4,583,076	$--
Stock for conversion of debt and interest	$319,512	$138,602
Financed prepaid insurance	$504,555	$--
Stock issued for prepaid services	$1,093,500	$29,985
Stock issued for deferred financing fees	$50,000	$--
Beneficial conversion feature on convertible debt	$(473,072)	$4,500
Stock for conversion of accrued salaries	$--	$344,172
Mandatorily redeemable contingent liability	$100,000	$--
Write off allowance of doubtful accounts	$1,991,360	$--

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying audited consolidated financial statements of National Automation Services, a Nevada corporation (“NAS” or the “Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

These financial statements have been presented in accordance with the Securities and Exchange Commission (“SEC”) rules governing a smaller reporting company for both periods of December 31, 2014 and December 31, 2013.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2014, the Company did not have cash in any one banking institution that exceeded this limit.

Customers

JD’s customers are the major and independent oil and gas companies that are active in the geographic areas in which it operates.  There were no single customers that exceeded 14% of JD’s total revenues in 2014.  JD’s inability to continue to perform services for a number of its large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on the Company’s business and operations. The following table represents JD’s customers that make up 10% or more of JD’s total revenue and their estimated concentrations on JD’s revenues:

Customer Name	Percentage of Revenue
Anadarko Petroleum	14%
Helmerich & Payne Int’l	13%
New Field Production Co.	10%

Potential Derivative Instruments

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

Prepaid Expenses

Amounts paid in advance for a benefit not yet received. This type of expense normally includes costs paid in one fiscal year (or period) that benefits a future year (or period).

Property, Plant and Equipment

As required by the Property, Plant and Equipment Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB” “ASC”), the Company is required to use a predetermined method in calculating depreciation expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally ten/fifteen years for heavy machinery, five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our balance sheet with the resulting gain or loss reflected in our results of operations. Maintenance costs are expensed as incurred. Due to the nature of the equipment, major repairs are capitalized as they reflect an adjustment to the overall value of the equipment and its useful life can be extended.

In evaluating the salvage value service equipment the Company uses a standard of, Machinery and Equipment - Worth approximately 10 - 30% of purchase price after 10-15 years depending on the asset. Vehicles - Worth approximately 20% of purchase price after 10-15 years depending on the asset. These salvage values are based on industry averages for the type of machinery and equipment used in oilfield services.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, and at least quarterly due to current business operations, the Company assesses the carrying value of our net deferred tax assets.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. The Company also determines at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the year ended December 31, 2014, the Company incurred net income, resulting in dilutive common shares, and during the year ended December 31, 2013, the Company incurred net loss, resulting in no dilutive common shares.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (For additional information see Note 12: Fair value).

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

Reverse Stock Split

On September 11, 2014, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock. This amendment was approved and filed on record by the Nevada Secretary of State, effective September 11, 2014.  On December 11, 2014, FINRA approved the reverse stock split for the Company. All the relevant information relating to numbers of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. This standard was adopted on December 31, 2014.

In November 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. Current generally accepted accounting principles (GAAP) offer limited guidance for determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  This ASU is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

Issued

In February 2015, FASB issued ASU No. 2015-02, Consolidation. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In November 2014, FASB issued ASU No. 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. This ASU is effective for the first transaction within the scope of the accounting alternative that occurs in fiscal years beginning after December 15, 2015 and for interim and annual periods thereafter. If the first transaction occurs in a fiscal year beginning after December 15, 2016, then this is effective for the interim period that includes the date of the transaction and for interim and annual periods thereafter.

 In November 2014, FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3: Liquidity resources and future capital requirements

The Company has incurred substantial operating losses and negative cash flows from operations. Management plans to correct the losses consists of acquiring business with operating income and cash flows from operations. The first of these acquisitions was completed on February 24, 2014 in which the Company acquired JD Field Services, Inc. In addition, the Company is seeking to refinance and extend terms of its loans, lines of credit and long-term debt.  Also (as described in Note 13 below) the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock (and was approved by FINRA on December 11, 2014).

As described above, the Company implemented its plan to acquire companies with income from operations and positive cash flows. The Company’s total cash increased approximately by $54,500, or 308%, to approximately $72,200 for the fiscal year ended December 31, 2014, compared to approximately $17,700 for the fiscal year ended December 31, 2013. The Company’s consolidated cash flows for the fiscal year ended December 31, 2014, and 2013 and total operating income for December 31, 2014 and 2013 were as follows:

	DEC 31, 2014	DEC 31, 2013
Net cash provided (used) by operating activities	$2,826,000	$(260,200)
Net cash used by investing activities	$353,700	$--
Net cash (used) provided by financing activities	$(3,125,300)	$277,200

	DEC 31, 2014	DEC 31, 2013
Total operating income (loss)	$312,100	$(280,596)

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the Company has analyzed its cash needs for the next twelve months. The Company believes that its current cash position and forecasted cash flow from operations is adequate to meet its cash requirements for at least the next twelve months.

NOTE 4: Accounts receivable, net
	DEC 31,	DEC 31,
	2014	2013
Accounts receivable	$1,748,898	$--
Less: allowance for doubtful accounts	(88,671)	--
Total	$1,660,227	$--

NOTE 5: Other receivable

In August 2014, the Company entered into a term sheet agreement to acquire additional funds for repayment of debt and capital purchases. There was a required deposit in the amount of $70,000 for the agreement to be executed. As of September 30, 2014, the Company recognized that the execution of the term sheet was not viable and therefore the Company asked for a return of the deposit as of December 31, 2014, of which $10,000 has been returned to the Company.

NOTE 6: Property, plant & equipment, net
	DEC 31,	DEC 31,
	2014	2013
Buildings	$78,927	$--
Furniture and fixtures	46,923	--
Vehicles	4,479,273	--
Machinery and equipment	13,234,926	--

Less: Accumulated depreciation	(1,156,168)	--
Total	$16,683,881	$--

Depreciation expense for the fiscal year ended December 31, 2014, was $ 1,214,390 and for the year ended December 31, 2013, was $0.

NOTE 7: Loans, capital lease and lines of credit

The following tables represent the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of December 31, 2014. The Company acquired the debt as a part of the JD acquisition.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of DEC 31, 2014
Ally	02/24/2014	02/10/2019	$43,395	4.01%	$31,284
Commercial Credit Group	12/19/2014	12/19/2019	1,940,969	10.00%	1,552,775
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	95,262
Equify	04/08/2014	05/01/2019	1,480,412	7.10%	1,331,116
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,274,936
Ford Credit	02/24/2014	03/16/2016	23,700	4.34%	10,129
Ford Credit	02/24/2014	09/28/2015	28,700	6.54%	10,268
Ford Credit	02/24/2014	09/28/2016	44,576	3.74%	2,903
Ford Credit	02/24/2014	06/05/2016	88,575	7.89%	37,253
Ford Credit	02/24/2014	02/28/2015	56,372	6.49%	9,858
Ford Credit	02/24/2014	03/29/2017	73,005	7.89%	37,946
Ford Credit	02/24/2014	10/29/2015	36,700	6.54%	3,829
Ford Credit	02/24/2014	10/29/2015	34,400	6.54%	3,589
Ford Credit	02/24/2014	09/30/2015	94,000	5.74%	16,050
Ford Credit	02/24/2014	09/19/2016	45,994	8.29%	23,049
Ford Credit	09/01/2014	08/01/2017	43,110	5.04%	33,693
GE Capital	09/01/2014	08/01/2019	213,600	6.96%	202,093
GE Capital	09/01/2014	08/01/2020	203,789	6.93%	194,574
GE Capital	09/01/2014	08/01/2016	48,000	9.11%	42,669
GE Capital	02/24/2014	10/10/2018	189,151	6.42%	129,135
GE Capital	02/24/2014	07/01/2018	153,944	7.20%	100,047
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	155,136
Jimmy B Trucking	08/11/2014	06/11/2014	600,000	10.00%	372,109
Mack Financial Services	02/24/2014	03/12/2016	326,746	6.00%	98,478
Mack Financial Services	02/24/2014	11/09/2016	347,520	6.00%	159,427
MACU	02/24/2014	10/26/2018	41,540	2.99%	33,069
Rick Gurr/Gosling Service	08/11/2014	06/11/2014	210,000	10.00%	130,238
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	125,108
Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	31,998
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	4,622,482
Zion’s Bank – LOC	--	--	--	--	586,695
H&E Equipment	02/24/2014	05/01/2017	176,234	12.00%	117,799
National Insurance	06/01/2014	05/31/2015	504,555	6.00%	217,128
South Bay Capital	07/25/2008	--	10,926	12.00%	10,926
Capital lease	01/15/2009	--	33,591	--	33,591
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000
Kinney2	11/01/2013	10/31/2014	50,000	12.00%	50,000
O’Connor	04/01/2009	--	71,000	10.00%	71,000
Hanley	04/01/2009	--	79,913	10.00%	79,913
Spiker	12/31/2010	--	9,500	10.00%	9,500
Jesse	12/31/2010	--	9,760	10.00%	9,760
Marlow	12/31/2010	--	13,000	10.00%	2,000
Goss2	02/28/2014	11/28/2014	50,000	10.00%	50,000
Krochak	07/25/2014	--	30,000	10.00%	30,000
Krueger	12/09/2014	06/06/2015	15,000	10.00%	15,000
Total debt liabilities					13,173,815
Less: current portion					4,507,322
Total long term liabilities					$8,666,493

As of December 31, 2014, the Company noted several vendor payables outstanding. As such the Company recognized cumulative interest accrued on its outstanding balances in the amount of $111,034 which is included in accrued liabilities.

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At December 31, 2014, interest was charged at LIBOR + 3.85%. The line of credit has been renewed through June 2015. The line of credit balance as of December 31, 2014 was $586,695.

Mandatorily redeemable common stock

On June 6, 2014, the Company entered into a settlement and release agreement providing for the grant of an aggregate of 53,837 shares of restricted stock in consideration for the settlement of outstanding debt due under a convertible note April 11, 2011, valued at $269,186. In connection with the agreement, the Company agreed to repurchase 20,000 shares of the shares issued for $100,000 within 30 days following the completion of a planned secondary offering. No secondary offering has been commenced as of the date of this report. The agreement further provides that if the Company does not timely purchase the shares in accordance with the agreement then if the said shares have a value of less than $100,000, the holder is entitled to additional shares to compensate up to the $100,000 in value. As such as of December 31, 2014, the Company recognized a mandatorily redeemable common stock to present the obligation of the $100,000.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt liabilities	$15,515,007	$5,323,888	$8,151,211	$1,255,511	$784,397
Total contractual obligations	$15,515,007	$5,323,888	$8,151,211	$1,255,511	$784,397

NOTE 8: Convertible notes

As of December 31, 2014, the following convertible notes payable are outstanding:

Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	250,000	98,005	9,138	7,479
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	245,000	96,045	8,955	7,330
Convertible note issued on October 20, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	45,000	18,019	1,267	1,065
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at $2.00 per share or if the Company’s common stock falls below a certain price, at a discount to market price of Company common stock.	249,500	--	--	1,233
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	250,000	159,497	6,836	1,025
Convertible note issued on December 16, 2014, at a 8% interest rate per annum for nine (9) months, convertible to shares of common stock at discount to market price of Company common stock.	104,000	71,217	4,093	342
Total	$1,143,500	$442,783	$30,289	$18,474

On April 18, 2014, the Company repaid a convertible note entered into on September 10, 2013.  The Company paid in cash a total of $5,720, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid a convertible note entered into on September 11, 2013.  The Company paid in cash a total of $2,850, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid a convertible note entered into on September 11, 2013. The Company paid in cash a total of $2,850, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid a convertible note entered into on September 18, 2013. The Company paid in cash a total of $1,150, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid a convertible note entered into on September 19, 2013.  The Company paid in cash a total of $2,850, which includes principle and accrued interest through April 18, 2014.

On April 18, 2014, the Company repaid a convertible note entered into on November 20, 2013. The Company paid in cash a total of $13,000, which includes principle and accrued interest through April 18, 2014.

On June 6, 2014, the Company entered into a settlement and release agreement providing for the grant of an aggregate of 53,837 shares of restricted stock in consideration for the settlement of outstanding debt due under a convertible note April 11, 2011 in the amount of $124,000 principal and $145,186 in accrued interest. (see Note 7: Mandatorily redeemable common stock).

On October 1, 2014 and October 20, 2014, the Company issued three convertible promissory notes in the aggregate principal amount of $540,000 to a related party. Notes in the principal amount of $495,000 amend certain 30-day promissory notes previously issued and mature on September 2, 2017 while the remaining notes mature on October 20, 2017. The notes bear interest at a flat rate of 12%. The notes may be converted into shares of the Company’s common stock at a discount to the market price of the Company’s common stock.

On December 31, 2014, a holder converted its convertible note of July 10, 2013, valued at $32,178 which includes principal and interest on the note, into 160,890 shares of common stock.

NOTE 9: Operating lease agreement

On June 21, 2014, the Company entered into an operating lease agreement for our corporate offices located in Las Vegas, Nevada. The operating lease runs from July 1, 2014 for twelve (12) months to June 30, 2015 with a non-related third party for $750 per month with no annual increase. The Company’s subsidiary JD rents its facility from a related party (see Note 10: Related party transactions).

NOTE 10: Related party transactions

On February 24, 2014, the Company assumed a 6% promissory note in the principal amount of $269,587 issued to a director and a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD. As of December 31, 2014, the Company owes an additional $205,050, as expenses that were paid by the director on behalf of the Company. As of December 31, 2014, $516,308 of principal and $24,187 of interest was outstanding.

On February 24, 2014, the Company assumed a 7.05% promissory note in the principal amount of $510,000 issued to a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD.  As of December 31, 2014, the Company owes an additional $2,895, as expenses that were paid by the shareholder on behalf of the Company. As of December 31, 2014, $512,895 of principal and $9,597 of interest was outstanding.

On April 2, 2014, the Company entered into a loan agreement with a director, pursuant to which the director loaned the Company $50,000. This loan has a term of one year bears interest at 10% per annum. As of December 31, 2014, $50,000 of principal and $3,729 of interest is outstanding. In connection with the loan, the Company issued to the director, 20,000 shares of its common stock.

On April 22, 2014, the Company entered into a loan agreement with a director pursuant to which the director loaned the Company $28,000. The loan has a term of 60 days, bears interest at 10% per annum and is currently convertible into shares of our common stock. As of December 31, 2014, $18,000 of principal and $1,723 of interest is outstanding, and is due on demand.

On September 5, 2014 and September 14, 2014, the Company issued two short term 30-day promissory notes in the aggregate principal amount of $450,000 to an entity controlled by a director (the “Short Term Notes”). The Short Term Notes bear interest at a flat rate of 10%. The Short Term Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, a penalty of 4% of the principal shall be payable every thirty days that the default is not cured, up to a maximum of 12%. In addition, the Short Term Notes were also convertible into shares of common stock in the event of default.

On October 1, 2014 and October 20, 2014, the Company issued three convertible promissory notes in the aggregate principal amount of $540,000 to an entity controlled by a director (the “Related Convertible Notes”). Related Convertible Notes in the principal amount of $495,000 amend the Short Term Notes and mature on September 2, 2017 while the remaining Related Convertible Note matures on October 20, 2017. The Related Convertible Notes bear interest at a flat rate of 12%. The Related Convertible Notes may be converted into shares of the Company’s common stock at a conversion price equal to a 30% discount on the 10 day average closing price of the common stock prior to conversion. As part of the issuance of the note, the Company agreed to enter into an employment agreement with an appointee of the holder as an executive member of management or our board of directors. The Related Convertible Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default if the aforementioned appointee is not retained for at least six months following maturity. In the event of default, a penalty of 4% of the principal shall be payable every ten days that the default is not cured, up to a maximum of 24%. Such penalty may be convertible into the Company’s shares of common stock at a conversion price equal to a 40% discount on the 10 day average closing price of the common stock prior to conversion.

As of December 31, 2013, the Company had $172,173 of outstanding related party debt due to former employees.  The debt has been re-classified out of related party debt and into loans as of March 31, 2014, due to the fact that these former employees have not been associated with the Company for two years.

The Company’s subsidiary JD also rents its facility; the lease is with a related party for $10,500 per month. For the year ended December 31, 2014, rent expense was $126,000. This lease is on a month-to-month basis.

NOTE 11: Income tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our current historical cumulative losses, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. As such, the Company is reviewing its results of operations on a quarterly basis to adjust the allowances as appropriate.

At December 31, 2014 and 2013, the Company had federal and state net operating loss (“NOL”) carry-forwards of approximately $18,987,100 and $7,313,000, respectively, which begin to expire in 2027. The components of net deferred tax assets, including a valuation allowance, are as follows (rounded):

	Year Ended December 31,
	2014	2013*
Deferred tax asset:
Net operating loss carry forward	$11,789,300	$2,559,600
Stock based compensation	--	--

	11,789,300	2,559,600

Total deferred tax assets	11,789,300	2,559,600
Less: valuation allowance	(11,789,300)	(2,559,600)
Net Deferred Tax Assets	$--	$--
*The Company completed an analysis of ownership changes under Section 382 of the Code. The analysis brought current the correct valuation allowance and deferred tax, see paragraph concerning the Section 382 analysis below.

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $11,789,300 and $2,559,600, respectively. Reconciliation between the statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2014	2013

Federal statutory tax rate	33%	35%
State taxes, net of federal benefit	5%	7%
Valuation allowance	(38)%	(42)%
Effective tax rate	0%	0%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued interest and penalties in the amount of approximately $147,200 and $155,600 for December 31, 2014 and 2013, respectively. This interest and penalties are in relation to payroll tax remittances that, due to cash constraints, the Company was unable to make prior to 2011, and past payroll tax IRS audit findings for the Company’s dormant subsidiaries. In addition, the Company’s subsidiary JD has a payroll tax payable for the fourth quarter 2014. The Company is currently working to cure these obligations.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before December 31, 2007. The U.S. federal returns are considered open tax years for years 2008 - 2014. There are currently no corporate tax filings under examination by IRS tax authorities and the Company intends to file its 2014 tax return before the extension deadline in 2015.

Under Section 382 of the Internal Revenue Code, substantial changes in ownership may limit the amount of NOL’s that can be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period as determined under the Code. Any such annual limitation may significantly reduce the utilization of these NOL’s before they expire. The Company’s ability to utilize federal NOL’s created prior to the merger with JD is significantly limited. The Company completed an analysis of ownership changes under Section 382 of the Code to determine if a change in control occurred. Based on this analysis, NAS had a change in control in 2014. Such change in control limits the usage of the net operating losses incurred prior to the date of the change in control (February 24, 2014). Until such time as the Company will be able to utilize the amount of NOL’s annually in the future to offset taxable income, management has concluded it is more likely than not that we will apply a full valuation allowance relating to this component of our consolidated tax analysis for the current fiscal year December 31, 2014, and future fiscal periods, subject to annual assessment.

NOTE 12: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of JD’s net identifiable assets acquired (see Note 14: Acquisitions)	$2,033,071	$--	$--	$2,033,071
Total	$2,033,071	$--	$--	$2,033,071

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$442,783	$442,783	$--	$--
Total	$442,783	$442,783	$--	$--

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Total	$--	$--	$--	$--

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$173,580	$173,580	$--	$--
Total	$173,580	$173,580	$--	$--

NOTE 13: Stockholders’ deficit

Preferred Stock

On September 11, 2014, the Company amended its Certificate of Incorporation to implement an authorization of 10,000,000 shares of preferred stock with a par value of $0.001, the designations, rights and preferences of which is to be determined by the Board of Directors.

Common Stock

On March 20, 2014, the Company issued an aggregate of 50,000 shares of restricted common stock to a director for board service with the grant date of November 5, 2013, valued at $31,000.

On March 26, 2014, the Company issued 590,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014 (see Note 14: Acquisitions).

On April 1, 2014, the Company issued an aggregate of 20,000 shares of restricted common stock for service agreements, valued at $160,000.

On April 1, 2014, the Company issued 699 shares of its restricted common stock from the stock payable granted on August 15, 2013.

On April 3, 2014, the Company issued 20,000 shares of restricted common stock to a director for deferred financing fee on a note payable agreement dated April 2, 2014, valued at $50,000.

On May 20, 2014, the Company issued 5,000 shares of restricted common stock for a service agreement, valued at $41,400.

On June 5, 2014, the Company issued an aggregate of 105,000 shares of common stock for two service agreements dated April 11, 2014, valued at $808,500 which has been recognized as a prepaid expense.

On July 2, 2014, the Company issued an aggregate of 53,837 shares of restricted stock in consideration for the settlement of a convertible note dated April 11, 2011, valued at $269,186.

On August 15, 2013, the Company granted 17,209 shares of restricted common stock in consideration for services rendered by former employees of the Company. Based upon board meeting minutes dated October 9, 2010, the Company granted stock in lieu of cash at a value of $0.10 per share or $344,172. As of December 31, 2014, 17,209 shares have been issued.

On September 11, 2014, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock, and authorize 75,000,000 of common stock. This amendment was approved and filed of record by the Nevada Secretary of State, effective September 11, 2014. FINRA approved the reverse stock split on December 11, 2014.

On December 11, 2014, the Company issued 12,500 shares of restricted common stock to a director for board service, valued at $24,750, or $1.98 per share, based on the share price date of December 1, 2014.

On December 11, 2014, the Company issued 35,000 shares of restricted common stock to a director for board service, valued at $69,510, or $1.98 per share, based on the share price date of December 1, 2014.

On December 11, 2014, the Company issued 25,000 shares of restricted common stock to a consultant as compensation for services, valued at $125,000, or $5.00 per share, based on the share price date of September 11, 2014.

On December 11, 2014, the Company issued 3,192 shares of restricted common stock pursuant to a convertible note as conversion of accrued interest, valued at $17,940, or $5.62 per share, based on the share price date of August 12, 2014.

On December 31, 2014, the Company amended its employment contract with an executive officer of the Company. Per the agreement the Company granted 110,000 shares at a value of $0.01 per share or $1,100.

On December 31, 2014, a holder of convertible note converted 160,890 shares as a part of conversion of debt. The shares were valued based on the conversion price of $0.20 or $32,178 total value consideration of both principle and interest.

As of December 31, 2014, the Company has in reserve 760,000 shares based on the JD purchase and sale agreement (see Note 14: Acquisitions). The Company has also reserved 2,360,000 shares based on convertible note agreements (see Note 8: Convertible notes). The Company has decided to disclose reserved shares only in the stockholders’ deficit footnote and not on the face of the balance sheet. This results in the netting of the reserved shares to zero in the common stock account.

Warrants/Options

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

April 11, 2014
Expected volatility	294.42%
Weighted-average volatility	294.42%
Expected dividends	0
Expected term (in years)	0.5
Risk-free rate	0.06%

Non vested warrants	Warrants	Weighted average price of warrants
Granted, non-vested at December 31, 2014	140,000	$7.70

Total granted, non-vested at December 31, 2014	140,000	$7.70

On April 11, 2014, the Company entered into two (2) consulting agreements containing warrants, which provided a vest date based upon the completion of milestones within the consulting agreement. Once vested, the warrants would have an execution period of 360 days from date of vest to expiration at an execution value of $0.002, and conversion of 1:1. Based on the noted Black-Scholes calculation the Company estimated the weighted average price per warrant noted in the above table. As of December 31, 2014, the milestones had not been met so the warrants had not vested.

December 31, 2014
Expected volatility	297.60%
Weighted-average volatility	297.60%
Expected dividends	0
Expected term (in years)	1.5
Risk-free rate	0.06%

Non vested options	Options	Weighted average price of Options
Granted, non-vested at December 31, 2014	35,000	$1.65

Total granted, non-vested at December 31, 2014	35,000	$1.65

On December 31, 2014, the Company entered into an amended employment agreement with its Chief Executive Officer providing for the grant of options to purchase 35,000 shares at an exercise price of $0.01 per share. The options have a term of 18 months (based on the terms of the agreement) and vest according to the following: one quarter vests on the first anniversary of the date of grant and the remainder vests on a quarterly basis in equal tranches over the following 18 months. Based on the noted Black-Scholes calculation the Company estimated the weighted average price per options noted in the above table. As of December 31, 2014, the options have not vested.

NOTE 14: Acquisitions

Acquisition of JD Field Services, Inc.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD as the original Purchase and Sale Agreement (“PSA”) left a 6 month “unwinding” provision should NAS not be able to achieve its benchmarks in uplifting and repayment of JD debt in the course of 270 days. The Company has amended this position to the following, (1) NAS shall pay or assume all outstanding debt of JD. Payment on debt held by JD where the Sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if NAS or JD profits are sufficient to do so. (2) Each Seller of JD shall receive six percent (6%) of the outstanding common stock of NAS, constituting approximately six percent (6%) each of the total equity of NAS, but not requiring any fractional shares, or approximately two hundred and ninety five thousand (295,000) shares each. (3) NAS shall provide to JD a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of the equity interests in NAS; holding in reserve, seven hundred and sixty thousand (760,000) shares of NAS common stock to be representative of this interest. (4) NAS shall pay any broker's commission associated with the purchase of JD interests, up to five hundred thousand dollars ($500,000).  The Company calculated the fair value of the business acquisition as follows:

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

	NAS	JD	Adjustments
(Unaudited)	DEC 31, 2014	DEC 31, 2014	MAR 01, 2014		DEC 31, 2014
ASSETS
CURRENT ASSETS
Cash	$30,538	$41,627	$--		$72,165
Accounts receivable, net	--	1,660,227	--		1,660,227
Prepaid expenses	918,421	434,612	--		1,353,033
Other assets	610,000	--	(550,000	)(4)	60,000
Total current assets	1,558,959	2,136,466	--		3,145,425

Property, plant & equipment, net	--	16,683,881	--		16,683,881
Security deposit	750	--	--		750
Deferred financing fees, net	176,636	12,713	--		189,349
Acquisition	413,000	--	(413,000	)(1)	--
TOTAL ASSETS	$2,149,345	$18,833,060	$--		$20,019,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,856,507	$2,987,818	$(550,000	)(4)	$5,294,325
Current portion of loans, capital leases and line of credit	361,690	4,145,632	--		4,507,322
Convertible debt, net of beneficial conversion feature net of $309,707	294,292	--	--		294,292
Mandatorily redeemable contingent liability	100,000		--		100,000
Current portion related party payable	68,000	44,536	--		112,536
Total current liabilities	3,680,489	7,177,986	--		10,308,475
Convertible debt, net of beneficial conversion feature net of $133,076	406,914	--	--		406,914
Long term loans related party	--	984,667	--		984,667
Long term loans, capital leases	20,000	8,646,493	--		8,666,493
Total liabilities	4,107,403	16,809,146	--		20,366,549
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued and outstanding 2014	--	--	--		--
Common stock $0.001 par value, 75,000,000 authorized, 4,019,738 issued and outstanding	4,020	--	--		4,020
Additional paid in capital	15,398,073	413,000	(413,000	)(1)	15,398,073
Stock payable	33,278	--	--		33,278
Accumulated deficit	(17,393,429)	1,610,914	--		(15,782,515)
Total stockholders’ deficit	(1,958,058)	2,023,914	--		(347,144)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,149,345	$18,833,060	$--		$20,019,405

	NAS DEC 31, 2014	JD DEC 31, 2014	Adjustments MAR 01, 2014		DEC 31, 2014
REVENUE	$--	$17,659,460	$3,323,970	(2)	$20,983,430
Less: allowance for bad debt	--	(45,768)			(45,768)
NET REVENUE	--	17,613,692	--		20,937,662

COST OF REVENUE	--	14,484,162	2,866,011	(3)	17,350,173
GROSS PROFIT	--	3,129,530	--		3,587,489
OPERATING EXPENSES
Selling, general and administrative expenses	336,756	1,554,762	329,307	(3)(4)	2,220,825
Professional fees and related expenses	577,481	35,515	2,570	(3)	615,566
Forgiveness of accrued officer compensation	(112,851)	--	--		(112,851)
TOTAL OPERATING EXPENSES	801,386	1,590,277	--		2,723,540
OPERATING INCOME (LOSS)	$(801,386)	$1,539,253	--		$863,949
OTHER EXPENSE (INCOME), non-operating
Other income	24,990	(77,169)	33,320	(4)	(18,859)
Gain on acquisition, bargain purchase of JD	--	(1,620,071)	39,208	(3)	(1,580,863)
Gain on extinguishment of debt	(10,329)	--	--		(10,329)
Loss on disposal of assets	--	574,312	--		574,312
Interest expense, net	532,760	1,051,268	131,989	(3)	1,716,017
TOTAL OTHER EXPENSE (INCOME), non-operating	547,421	(71,660)	--		680,278
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,348,807)	1,610,913	--		183,671
PROVISION FOR INCOME TAXES	--	--	--		--
NET (LOSS) INCOME	$(1,348,807)	$1,610,913	--		$183,671

BASIC INCOME (LOSS) PER SHARE	$(0.36)				$0.05
DILUTED INCOME (LOSS) PER SHARE	$(0.25)				$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,705,626				3,705,626
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	5,319,186				5,319,186
(1) Equity value for purchase of JD
(2) Revenue earned prior to purchase of JD – February 24, 2014 (eliminated in purchase based on 144R business combination regulation)
(3) Expenses incurred prior to purchase of JD – February 24, 2014 (eliminated in purchase based on 144R business combination regulation)
(4) Intercompany elimination entry

The Company is finalizing this transaction including putting a final valuation on a customer list which will qualify for separate disclosure and accounting apart from goodwill.

NOTE 15: Subsequent events

On December 31, 2014, the Company amended its employment contract with an executive officer of the Company. Per the agreement the Company granted 110,000 shares at a value of $0.01 per share or $1,100. These shares were issued on January 9, 2015.

On December 31, 2014, the Company granted 160,890 shares as a part of conversion of debt. The shares were valued based on the conversion price of $0.20 or $32,178 total value consideration of both principle and interest. These shares were issued on January 9, 2015.

On January 30, 2015, the Company issued a convertible promissory note in the principal amount of $64,000 bearing interest at the rate of 8% per annum. The note matures on November 3, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of the Company’s common stock at a discount to the market price of the Company’s common stock.

On January 31, 2015, the Company issued a short term convertible promissory note to a related party in the principal amount of $159,838 that matured on March 29, 2015. The note bears an interest rate of 12% per annum and may be prepaid in whole or in part, subject to certain conditions. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $180,000 for a purchase price of $125,000 reflecting a $50,000 OID. The note matures six-months from the date of issuance and accrues interest at 18% per annum or the maximum rate permitted by law in an event of default. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On February 18, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company agreed to issue 128,730 shares of the Company’s common stock at a value of $0.15 or $19,308

On February 20, 2015, the Company amended loans to the Company made by a related party dated April 2, 2014 and April 22, 2104, in the original principal amounts of $50,000 and $28,000, respectively such that the remaining principal was combined into one convertible debenture in the principal amount of $110,000. The debenture matures on January 30, 2020 and bears interest at the rate of 10% per annum. The debenture may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On February 27, 2015, the Company issued a convertible promissory note in the principal amount of $110,250 for a purchase price of $105,000 reflecting a 5% OID. The note matures one-year from the date of issuance and accrues interest at the rate of 8% per annum increasing to 12% per annum in an event of default. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On March 2, 2015, a holder of a note converted a portion of the note. The conversion provided an issuance of 12,077 shares at a value of $0.82 or $10,000.

On March 11, 2015, the Company issued a convertible promissory note in the principal amount of $35,000 in exchange for a convertible promissory note issued to a related party originally issued on July 25, 2014. The note matures one-year from the date of issuance and bears “guaranteed” interest at the rate of 8%. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On March 12, 2015, the Company issued a convertible promissory note in the principal amount of $55,000 for a purchase price of $50,000, reflecting a 10% OID. The note matures one-year from the date of issuance and bears “guaranteed” interest at the rate of 8%. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On March 16, 2015, a holder of a note converted a portion of the note. The conversion provided an issuance of 13,889 shares at a value of $0.72 or $10,000.

On March 20, 2015, the Company issued a convertible promissory note in the principal amount of $35,000 to a related party bearing interest at the rate of 10% per annum. The note matures on September 30, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

The Company paid aggregate commissions of $64,800 to a registered broker-dealer, in connection with the issuance of convertible notes in the aggregate principal of up to $875,000. In addition, the broker-dealer is entitled to receive warrants to shares of the Company’s common stock equal to 8% of the aggregate number of securities sold.

On March 23, 2015, a holder of a note converted principal and interest of a note. The conversion provided an issuance of 15,500 shares at a value of $1.00 or $15,500.

On March 27, 2015, a holder of a note converted a portion of the note. The conversion provided an issuance of 14,620 shares at a value of $0.68 or $10,000.

On March 31, 2015, a holder of a note converted remaining interest on a note entered into on July 25, 2014. The conversion provided an issuance of 8,750 shares at a value of $0.20 or $1,750.

ITEM 9:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Management’s Report on Internal Control over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014 our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending December 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. In addition, we do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We intend to remedy our material weakness with regard to documentation of internal control procedures by conducting a review and engaging management to design and implement internal control procedures which will support the current controls and reduce the risk inherent in our current control structure. We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Change in internal controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:             OTHER INFORMATION

Convertible Notes

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 1.01 Entry into Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”.

On January 30, 2015, we issued a convertible promissory note in the principal amount of $64,000 bearing interest at the rate of 8% per annum. The note matures on November 3, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of our common stock following 180 days at a conversion price equal to a 42% discount on the average three lowest closing bid prices in the ten trading days prior to conversion. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The note may be prepaid upon three trading day’ notice during the first 180 days following issuance a premiums ranging from 110% to 135%. The note includes certain negative covenants including restrictions on incurring certain indebtedness, and other restrictions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, or cease to be quoted on the OTCQB. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On January 31, 2015, we issued a short term convertible promissory note to ECMI in the principal amount of $159,838 that matured on March 29, 2015. The note bears an interest rate of 12% per annum and may be prepaid in whole or in part, subject to certain conditions. The note may be converted into shares of our common stock at $2.00 per share provided that if after July 30, 2015, our common stock closes below $2.50 for three trading days within any 30 day period, then the conversion price shall be equal to a 40% discount on the lowest daily trading price in the five trading days prior to conversion (which discount may increase or otherwise be subject to adjustment in certain circumstances), and provided that an additional discount of 8% in the case of a DTC “chill” shall apply. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The note may be prepaid upon 10 business day advance notice to the holder at a 135% premium. The note includes certain negative covenants including restrictions on issuing indebtedness senior to the note, incurring liens, amending our articles of incorporation and other restrictions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The note also provides that if shares issuable upon conversion of the note is not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On February 12, 2015, we issued a convertible promissory note in the principal amount of $180,000 for a purchase price of $125,000 reflecting a $50,000 OID. The note matures six-months from the date of issuance and accrues interest at 18% per annum or the maximum rate permitted by law in an event of default. The note may be converted into shares of our common stock at a conversion price equal to a 30% discount to our the average of the three lowest trade prices during the twenty days prior to conversion except that an additional discount of up to 10% in the case of certain major defaults shall apply. The note may be prepaid upon three days’ notice during the first 90 days following issuance for the amount of $155,000. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission. In the event of an event of default the note may become immediately due and payable at premiums to the outstanding principal. The note also provides that if shares issuable upon conversion of the note is not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On February 20, 2015, we amended loans made by Sean Sego to us dated April 2, 2014 and April 22, 2104, in the original principal amounts of $50,000 and $28,000, respectively such that the remaining principal was combined into one convertible debenture in the principal amount of $110,000. The debenture matures on January 30, 2020 and bears interest at the rate of 10% per annum. The debenture is convertible into shares of our commons stock using the average of the lowest intraday trading price and the closing price during any 20 days prior to conversion.

On February 27, 2015, we issued a convertible promissory note in the principal amount of $110,250 for a purchase price of $105,000 reflecting a 5% OID. The note matures one-year from the date of issuance and accrues interest at the rate of 8% per annum increasing to 12% per annum in an event of default. The note may be converted into shares of our common stock at a conversion price equal to a 30% discount to our lowest trade price during the fifteen days prior to conversion except that an additional discount of 10% in the case of a DTC “chill” shall apply. The note may be prepaid upon three days’ notice during the first 180 days following issuance at premiums ranging from 118% to 148%. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, or cease to be quoted on the OTCQB. In the event of an event of default the note may become immediately due and payable at premiums to the outstanding principal. The note also provides that if shares issuable upon conversion of the note is not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On March 11, 2015, we issued a convertible promissory note in the principal amount of $35,000 in exchange for a convertible promissory note issued to Ronald Krochak, a beneficial owner of 5% or more of our shares, originally issued on July 25, 2014. The note matures one-year from the date of issuance and bears “guaranteed” interest at the rate of 8%. The note may be converted into shares of our common stock at a conversion price equal to a 40% discount to our lowest trade price during the fifteen days prior to conversion except that an additional discount of up to 15% shall apply in the case of a DTC “chill”, loss of DWAC eligibility and a default. The note includes customary default provisions related to payment of principal and interest.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB or become subject to a DTC chill. In the event of an default the note may become immediately due and payable at premiums to the outstanding principal and the interest rate increases to the lower of 20% or the highest rate permitted by law. The note also provides that if shares issuable upon conversion of the note is not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On March 12, 2015, we issued a convertible promissory note in the principal amount of $55,000 for a purchase price of $50,000, reflecting a 10% OID. The note matures one-year from the date of issuance and bears “guaranteed” interest at the rate of 8%. The note may be converted into shares of our common stock at a conversion price equal to a 40% discount to our lowest trade price during the fifteen days prior to conversion except that an additional discount of up to 15% shall apply in the case of a DTC “chill”, loss of DWAC eligibility and a default. The note includes customary default provisions related to payment of principal and interest.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB or become subject to a DTC chill. In the event of an default the note may become immediately due and payable at premiums to the outstanding principal and the interest rate increases to the lower of 10% or the highest rate permitted by law. The note also provides that if shares issuable upon conversion of the note is not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On March 20, 2015, we issued a convertible promissory note in the principal amount of $35,000 to Ronald Krochak bearing interest at the rate of 10% per annum. The note matures on September 30, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of our common stock at a conversion price equal to a 40% discount on the lowest trading prices in the five trading days prior to conversion. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The note may be prepaid upon ten business days’ notice at a 135% premium. The note includes certain negative covenants including restrictions on incurring certain indebtedness, incurring certain liens and other restrictions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB or subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal. The note also provide that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

We paid aggregate commissions of $64,800 to of Wellington Shields & Co. (“Wellington”), a registered broker-dealer, in connection with the issuance of convertible notes in the aggregate principal of up to $875,000. In addition, Wellington is entitled to receive warrants to shares of our common stock equal to 8% of the aggregate number of securities sold.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of notes, which are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Conversion of Notes

            The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”.

Between March 2, 2015 and March 30, 2015, holders of convertible notes converted an aggregate principal and interest amount of $45,500 into an aggregate of 56,086 shares of common stock. In addition, on March 31, 2015, Ronald Krochak, a beneficial owner of more than 5% of our common stock, converted an interest amount of $1,750 into an aggregate of 8,750 shares of common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Consulting Agreement

On February 19, 2015, we issued 128,720 shares of our common stock in lieu of cash consideration.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position
Robert W. Chance	57	Director, President and Chief Executive Officer(3)

Jeremy W. Briggs	39	Director, and Chief Financial Officer(1)

Jason Jensen	42	Director, and General Manager of JD Field Services

Sean Sego	45	Director, Nominations Committee Chair(1)(2)(3)

Kevin Brown	41	Director of the Board of Directors, Audit Committee Chair(1)

James Gunn	50	Director, Compensation Committee Chair(2)(3)

Tom Sego	48	Director(2)(3)

(1)Member of Audit Committee
(2)Member of Compensation Committee
(3)Member of Nominations Committee

Set forth below is certain biographical information regarding each of our current directors and executive officers.

Robert W. Chance has served as a director and our President and Chief Executive Officer since October 2, 2007, when we completed our reverse merger with Intuitive System Solutions (“ISS”); and he served as our acting Principal Financial Officer from September 2008 through December 2008. From July 2005 to June 2007, Mr. Chance was Chief Operations Officer of Nytrox Systems, which engaged in the business of manufacturing ozone generating equipment; and from October 2004 until October, 2007 he served as Vice President of ISS. Prior to that time, he held management positions in Siemens and Johnson Controls, and worked for representatives of Honeywell and Fisher Controls International, over the course of his 30 year career in the automation and controls industry. Mr. Chance holds a BS degree from Trinity University Cambridge. Mr. Chance is qualified to serve on our board due to his executive management experience.

Jeremy Briggs has served as our Chief Financial Officer since January 1, 2013, our Principal Financial Officer since January 1, 2009 and director since January 1, 2013. He had served as our Vice President and Chief Accounting Officer prior to January 2009 (he has worked for us since July 2008, originally as Senior Accountant, and from October through December 2008 as Controller) and he is responsible for directing our overall accounting/financial policies and functions. Mr. Briggs holds a Master’s Degree from Keller Graduate School of Management. Mr. Briggs is qualified to serve on our board due to his accounting experience.

Jason Jensen has served as a director since February 2014 having joined in conjunction with the purchase of JD and he is currently the General Manager of JD, an oil field services company located in Vernal, UT since its inception in 1999. He has been in the oil field and roustabout services industry for over 20 years. He received a certificate of completion from Uinta Basin Area Tech College in 1991. Mr. Jensen is qualified to serve on our board due to his oilfield and roustabout experience.

Sean Sego has served as a director since April, 2013. In March 2014 he became CEO of KS International, a domestic/international holding company focused on over the road trucking, telecom, and manufacuring industries. Prior to that, he co-founded and served as Managing Director /Chief Investment Officer of a deep value group, Intrinsic Value Capital Management from August 2011 to March 2014.  Previous to this, he served as district manager of investment at Waddell & Reed from March 2010 to February 2012.  He has over 10 years of petro-chemical management experience including environmental waste water engineering. A graduate from Indiana State University, Mr. Sego brings many years of experience in the Investment Services Industry including Ameriprise Financial Services, Waddell and Reed and serving as Chief Investment Officer at Intrinsic Value Capital Management. Mr. Sego is qualified to serve on our board due to his financial and management expertise.

Kevin Brown has served as a director since November 2013, and has over twelve years of experience with Big 4 and regional accounting firms assurance services with a focus on financial statement and SOX 404 internal control audits for SEC registrants in the upstream and midstream oil and gas, precious and industrial metal mining, financial services, computer technology, media and entertainment, construction, and manufacturing and distribution industries. He has knowledge and experience summarizing and preparing memos that present issues with US GAAP and IFRS based technical accounting research and interpretations using FASB, IASB, and SEC regulations. He has since early 2010 to present served as a manager with a national accounting firm and has provided accounting and finance advisory services to various clients in the oil and gas industry. He graduated with a Masters of Business Administration, California State University Fullerton, in 2003. Mr. Brown is qualified to serve on our board due to his accounting experience.

James Gunn has served as a director since November 2013. He is currently General Counsel for Cintron Brands, LLC, a beverage company located in Minnesota. He also serves as counsel to several development stage start-ups. He is a well-rounded attorney with experience focused on development stage businesses, workouts, and litigation.  Jim previously worked for several years for Thompson Coe Cousins & Irons, LLP in their St. Paul, Minnesota office, representing two Fortune 100 companies in litigation. He graduated with honors from the University of Iowa, College of Law in 1997. Mr. Gunn is qualified to serve on our board due to his legal experience.

Tom Sego has served as a director since December 2013. He is currently CEO of SouthInk, a fast growing international wine distributor, a position he has served in since September 2012.  Previous to this, from June 2003 until June 2010 he also worked at Apple.  Most notably he served as head of World Wide Sales and Sales Support, reporting directly to Tim Cook, the now current CEO and successor of Steve Jobs. He managed six different divisions while at Apple and was responsible for expanding an experimental program from 300 stores to 2600 stores in 24 months, accounting for a large amount of Apple's growth during that period. Before Apple, Tom worked at Alta Vista in business analysis and product management. Tom also performed merger and acquisition work in business development at Emerson Electric after getting his MBA from Harvard Business School.  Before business school Tom held various engineering positions at Eli Lilly and Caterpillar. Mr. Sego is qualified to serve on our board due to his management experience.

Election of Directors

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the board of directors for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to the action.

Board Committees

                 Our board of directors has established an audit committee, a compensation committee, and a nominations committee and each of which operates under a charter that has been approved by our board.

Audit Committee

                   Our board of directors established an audit committee on September 5, 2014. Our audit committee is directly responsible for the appointment, compensation and oversight of the independent auditors (including the resolution of any disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us. The independent auditors report directly to the committee. In addition, our audit committee is to review our annual and quarterly financial reports in conjunction with the independent auditors and financial management. Our audit committee is also responsible for other matters as set forth in the charter.

                 Our audit committee is to be composed of at least three directors. The current members of the audit committee are Messrs. Brown, S. Sego and Briggs. Mr. Brown was appointed to serve as the Chairman of the audit committee. Our board has also determined that Mr. Brown meets the definition of an "audit committee financial expert" as defined in the rules and regulations of the SEC.

                 Our board of directors has adopted a written charter for the audit committee, a copy of which is available on our website at www.nasv.biz.

    Compensation Committee

                 Our board of directors established a compensation committee on September 5, 2014. Our compensation committee was established for the purpose of (1) reviewing and determining executive compensation; and the integrity of our executive compensation plan, (2) assuring that we retain our qualified senior executives, and (3) assuring that our board of director’s compensation is adequate and fair.

                   The compensation committee is to be composed of at least three directors. The current members of the compensation committee are Messrs. Gunn, S. Sego, and T. Sego. Mr. Gunn was appointed to serve as the Chairman of the compensation committee.

                   Our board of directors has adopted a written charter for the compensation committee, a copy of which is available on our website at www.nasv.biz.

Nominations Committee

                   Our board of directors established the nominations committee on September 5, 2014 for the purpose of assisting the board of directors in its oversight of: (1) the review and determination of nominating board of directors; and the integrity of our direction, and (2) assuring that we retain our qualified board of director membership with a majority remaining independent.

Our board on an annual basis determines the appropriate characteristics, skills, and experience for the board as a whole and its individual members with the objective of having a board with diverse backgrounds and experience in business, government, education, and public service. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the board. In evaluating the suitability of individual board members, the board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to us in today's business environment; understanding of our business and technology; educational and professional background; personal accomplishment; and geographic, gender, age, and ethnic diversity.

                   The nominations committee is to be composed of at least three directors. The current members of the nominations committee are Messrs. S. Sego, T. Sego, J. Gunn and R Chance, each of whom has been determined to be independent under NASDAQ listing standards. Mr. S. Sego was appointed to serve as the Chairman of the nominations committee.

                   Our board of directors has adopted a written charter for the nominations and governance committee, a copy of which is available on our website at www.nasv.biz.

Board Independence

We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, Kevin Brown and James Gunn would be considered an independent director.

Involvement in Certain Legal Proceedings

Except as set forth in our “Item 1A - Risk Factors – Risks Related to Our Common Stock”, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Family Relationships

Sean Sego and Tom Sego who both serve on our board of directors are brothers.

Compensation Committee Interlocks and Insider Participation

                   None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles. Mr. Chance has served as our Chairman since our inception in 2007. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. Our board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks.

Our board of directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common stock on Forms 3, 4 and 5 with the SEC. Based on our review of the copies of such forms that we have received and written representations from certain reporting persons we believe that all our executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements except as follows: Sean Sego, Tom Sego, James Gunn, Kevin Brown, Jason Jensen and David Gurr filed late Form 3s and Robert Chance and Jeremy Briggs filed late Form 4s.

ITEM 11:             EXECUTIVE COMPENSATION

The following table sets forth all compensation earned during the fiscal years ended December 31, 2014, and 2013, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Chance,	2014	-	-	1,100(2)	350(3)	-	-	1,450
PEO Chief Executive Officer	2013	-	-	-	-	-	-	-
Jeremy W. Briggs,	2014	35,000	-	-	-	-	-	35,000
PFO Chief Financial Officer	2013	-	-	-	-	-	-	-
(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.
(2)	Pursuant to an employment agreement effective December 31, 2014, we agreed to issue to Mr. Chance 110,000 shares of our common stock.
(3)	Pursuant to employment agreement dated December 31, 2014, we agreed to grant to Mr. Chance an option to purchase 35,000 shares of our common stock at $0.01 per share

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert Chance	35,000(1)	-	-	$ 350	-	-	-	-	-
(1)	Pursuant to employment agreement dated December 31, 2014, we agreed to grant to Mr. Chance an option to purchase 35,000 shares of our common stock at $0.01 per share.

Employment Contracts

Employment Agreements with Named Executive Officers

Robert Chance. Effective December 31, 2014, we entered into an Addendum Employment Agreement with Robert Chance. Pursuant to this employment agreement, Mr. Chance, agreed to serve as our Chief Executive Officer. The term of the employment agreement is 18 months and terminates on June 30, 2016 unless it is terminated earlier in accordance with the agreement.  Pursuant to the agreement, we agreed to pay Mr. Chance a salary at the rate of $105,000 per annum and to provide him with supplemental benefits such as health insurance and life insurance. Mr. Chance may receive additional compensation including employee stock options valued at up to 300% of his base salary with a vesting period of eighteen months and restricted, preferred or common stock valued at up to 300% of his base salary. Mr. Chance may also receive cash consideration in amount of up to 300% of his base salary which may be converted into shares at the closing market price of the effective date the bonus is earned. Mr. Chance also received a signing bonus of 110,000 shares of common stock (valued at $0.01) as additional incentive and for compensation for serving as chairman of the board. Mr. Chance was also granted an option to purchase 35,000 shares of our common stock at $0.01 per share. Under his employment agreement, Mr. Chance may defer up to 50% of his financial compensation for up to 180 days and the Company will pay interest on the deferred compensation at a rate of 6% annually.

Jeremy Briggs. We entered an employment agreement on September 30, 2014, with Jeremy Briggs under which he agreed to serve as our Chief Financial Officer.  The term of this employment is 15 months and terminates on December 31, 2015 unless it is terminated earlier in accordance with the agreement. Pursuant to the agreement, beginning on November 1, 2014, we agreed to pay Mr. Briggs a salary at the rate of $114,000. Mr. Briggs is also entitled to supplemental benefits such as health insurance and life insurance. Under his employment agreement, Mr. Briggs may receive additional compensation including employee stock options valued at up to 300% of his base salary with a vesting period of three years and restricted, preferred or common stock valued at up to 300% of his base salary and cash bonuses of up to 300% of base salary.  Mr. Briggs may also receive performance units to be paid up to 300% of target performance.  Under this his employment agreement, Mr. Briggs may defer up to 50% of his financial compensation for up to 180 days and the Company will pay interest on deferred compensation at a rate of 6% annually.

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

Compensation of Directors

Except as set forth below, our current directors presently do not receive monetary compensation for their service on the board of directors.  Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the board of directors.

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2014.
Name	Fees Earned ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Chance	--	69,510(2)	--	--	--	--	69,510
Jeremy Briggs	--	--	--	--	--	--	--
Jason Jensen	--	--	--	--	--	--	--
Sean Sego	--	--	--	--	--	--	--
Kevin Brown	--	--	--	--	--	--	--
James Gunn	--	--	--	--	--	--	--
Tom Sego	--	24,750(3)	--	--	--	--	24,750
(1)   Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.
(2)	On December 11, 2014, Mr. Chance was issued 35,000 shares of our common stock for board services.
(3)	On December 11, 2014, Mr. T. Sego was issued 12,500 shares of our common stock for board services.

ITEM 12:             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 3, 2015 by (i) each person known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group.

                   The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage Shares Beneficially Owned(1)
Named Executive Officers and Directors
Robert W. Chance(2)	321,637	7.1%
Jeremy Briggs(3)	197,569	4.4%
Sean Sego(4)	231,076	5.1%
Tom Sego	35,500	*
Kevin Brown	25,750	*
James Gunn(5)	25,050	*
Jason Jensen(6)	297,325	6.6%
All Executive Officers and Directors as a Group (7 persons)	1,133,907	25.9%

5% or More Holders
David Gurr(6)	295,000	6.6%
Ron Krochak(7)	265,878	5.9%
Jeffery James Krueger(8)	314,495	7.0%

*Denotes less than 1%
(1)Based on 4,484,184 shares of common stock outstanding as of April 3, 2015.
(2)Does not include 35,000 shares of common stock issuable upon exercise of stock options which are not exercisable within 60 days from April 3, 2015.
(3)Includes 131 shares held by immediate family members.
(4)Includes 12,060 shares held by spouse. Does not include shares of common stock issuable upon conversion of the ECMI Convertible Notes or any convertible loan agreement.
(5)Includes 50 shares held by Gunn Legal Services, an entity controlled by Mr. Gunn.
(6)Includes 295,000 shares of common stock issued to the referenced person in connection with the sale of JD to the Company. Excludes 760,000 shares of common stock over which the referenced individual has the power to vote pursuant to a power of attorney. Such 760,000 shares of common stock are held in reserve but have not been issued.
(7)Includes 20,863 shares held by or with spouse and other family members. Does not include shares of common stock issuable upon conversion of convertible notes issued to Mr. Krochak.
(8)Includes 18,751 shares held with or on behalf of other family members.

Securities Authorized for Issuance under Equity Compensation Plans

On September 5, 2014, we approved the 2014 Omnibus Equity Compensation Plan (the “Plan”). Under the terms of the Plan, the Company may issue: i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. The Plan reserved and provides for the issuance of up to 250,000 shares. Our board may amend the Plan or any option without the consent or approval of our stockholders. This includes but is not limited to amendments: (a) of a housekeeping or administrative nature; (b) changes to vesting provisions; (c) changes to the termination provisions or terminating an option; (d) changes to terms and conditions of options not held by insiders; (e) anti-dilution adjustments provided; and (f) amendments necessary to comply with applicable laws or regulatory requirements. Stock options may be issued for a period of up to 10 years. The stock options may vest in accordance to the vesting schedule determined by the board, the stock options may be are non-transferrable. Our board may grant stock appreciation rights in tandem with options that have been or are granted under the Plan. A stock appreciation right shall entitle the holder to receive in cash, with respect to each share as to which the right is exercised, payment in an amount equal to the excess of the share’s fair market value on the date the right is exercised over its fair market value on the date the right was granted. To date no stock appreciation rights have been granted.

The following table sets forth the number of shares of common stock available for issuance by us pursuant to the Plan. As of December 31, 2014, we had not issued any options under the Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	250,000	--	250,000
Equity compensation plans not approved by shareholders	--	--	--
Total	250,000	--	250,000

Changes in Control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13:             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last three years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, promoters or founders, or immediate family members of these persons, or promoter or founder, or immediate family of such persons, which equals either $120,000 or an aggregate one percent of the average of our total assets at the year-end of our last two fiscal years, whichever is less:

Transaction with related persons

Described below are certain transactions and currently proposed transactions, since January 1, 2014, between us and our named executive officers, our directors and the beneficial owners of 5% or more of our common stock (being the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years).

Executive Officers and Directors

We have entered into employment agreements and granted stock and option awards to our executive officers and certain of our directors as more fully described in “Item 11 - Executive Compensation.”

JD Fields Acquisition

Reference is made to the disclosure in “Item 1 – Business – “JD Field Services, Inc.”. In addition, our subsidiary JD also rents their production facility located at 2080 S 1500 E Vernal, Utah 84078 at a current monthly rent of $10,500. The lease is on a month-to-month basis and is with a related party.

Related Party Loans

On February 24, 2014, we assumed a 6% promissory note in the principal amount of $269,587 issued to Jason Jensen, one of our directors and a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD.  As of December 31, 2014, we owe an additional $205,050, as expenses that were paid by Mr. Jensen on behalf of us. As of December 31, 2014, $516,308 of principal and $24,187 of interest was outstanding.

On February 24, 2014, we assumed a 7.05% promissory note in the principal amount of $510,000 issued to David Gurr, a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD.  As of December 31, 2014, we owe an additional $2,895, as expenses that were paid by Mr. Gurr on behalf of us. As of December 31, 2014, $512,895 of principal and $9,597 of interest was outstanding.

On April 2, 2014, we entered into a loan agreement with Sean Sego, one of our directors, pursuant to which Mr. Sego loaned us $50,000. This loan has a term of one year bears interest at 10% per annum. As of December 31, 2014, $50,000 of principal and $3,729 of interest is outstanding. In connection with the loan, we issued to Mr. Sego, 20,000 shares of our common stock.

On April 22, 2014, we entered into a loan agreement with Sean Sego pursuant to which Mr. Sego loaned us $28,000. The loan has a term of 60 days, bears interest at 10% per annum and is currently convertible into shares of our common stock. As of December 31, 2014, $18,000 of principal and $1,723 of interest is outstanding, and is due on demand.

On September 5, 2014 and September 14, 2014, we issued two short term 30-day promissory notes in the aggregate principal amount of $450,000 to Energy Capital Management, Inc. (“ECMI”), an entity controlled by Mr. Sego (the “ECMI Short Term Notes”). The ECMI Short Term Notes bear interest at a flat rate of 10%. The ECMI Short Term Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, a penalty of 4% of the principal shall be payable every thirty days that the default is not cured, up to a maximum of 12%. In addition, the ECMI Short Term Notes were also convertible into shares of common stock in the event of default.

On October 1, 2014 and October 20, 2014, we issued three convertible promissory notes in the aggregate principal amount of $540,000 to ECMI (the “ECMI Convertible Notes”). ECMI Convertible Notes in the principal amount of $495,000 amend notes in the principal amount of $450,000 previously issued to ECMI in September, 2014 and mature on September 2, 2017 while the remaining ECMI Note matures on October 20, 2017. The ECMI Convertible Notes bear interest at a flat rate of 12%. The ECMI Convertible Notes may be converted into shares of our common stock at a conversion price equal to a 30% discount on the 10 day average closing price of the common stock prior to conversion. As part of the issuance of the note, we agreed to enter into an employment agreement with an appointee of the holder as an executive member of management or our board of directors. The ECMI Convertible Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default if the aforementioned appointee is not retained for at least six months following maturity. In the event of default, a penalty of 4% of the principal shall be payable every ten days that the default is not cured, up to a maximum of 24%. Such penalty may be convertible into our shares of common stock at a conversion price equal to a 40% discount on the 10 day average closing price of the common stock prior to conversion.

On January 31, 2015, we issued an additional convertible promissory note to ECMI in the principal amount of $159,838 that matured on March 29, 2015. The note bears an interest rate of 12% per annum and may be prepaid in whole or in part, subject to certain conditions. The note may be converted into shares of our common stock at $2.00 per share provided that if after July 30, 2015, our common stock closes below $2.50 for three trading days within any 30 day period, then the conversion price shall be equal to a 40% discount on the lowest daily trading price in the five trading days prior to conversion (which discount may increase or otherwise be subject to adjustment in certain circumstances), and provided that an additional discount of 8% in the case of a DTC “chill” shall apply. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The note may be prepaid upon 10 business day advance notice to the holder at a 135% premium. The note includes certain negative covenants including restrictions on issuing indebtedness senior to the note, incurring liens, amending our articles of incorporation and other restrictions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The note also provides that if shares issuable upon conversion of the note is not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On February 20, 2015, we amended loans made by Sean Sego to us dated April 2, 2014 and April 22, 2104, in the original principal amounts of $50,000 and $28,000, respectively such that the remaining principal was combined into one convertible debenture in the principal amount of $110,000. The debenture matures on January 30, 2020 and bears interest at the rate of 10% per annum. The debenture is convertible into shares of our commons stock using the average of the lowest intraday trading price and the closing price during any 20 days prior to conversion.

Policies and Procedures for Related Person Transactions

We have operated under a Code of Conduct since 2009. Our Code of Conduct requires all employees, officers and directors to conduct themselves with the highest standards of integrity, honesty and fairness to avoid any conflict between their personal interests and the interests of the company.  No employee or member of the employee’s immediate family, maybe involved in any business that competes with us or any of our subsidiaries.

We formed an audit committee in 2014. Although the audit committee reviews and considers related person transactions, we have not adopted a written policy for reviewing related person transactions.

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $67,000 and $50,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2014 and 2013 were $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2013 were $0.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We formed an audit committee on September 5, 2014. It is the audit committee’s policy to approve in advance the engagement of the independent registered public accounting firm for all audit services and permitted non-audit services. The audit committee may delegate authority to pre-approve audit or non-audit services to a subcommittee composed of one or more of its members. The actions of any such subcommittee are to be presented to the full committee at the next scheduled committee meeting.

ITEM 15:             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements Filed

(b)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10 filed on August 7, 2009

3.2	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K filed on May 2, 2012

3.3	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K filed on December 11, 2014

3.4	Bylaws, filed as an exhibit to the Registration Statement on Form 10 filed on August 7, 2009

10.1	Engagement Letter by and between National Automation Services, Inc. and Wellington Shields & Co. LLC dated July 15, 2013, filed as an exhibit to the Annual Report on Form 10-K filed on April 11, 2014

10.2	Engagement Letter by and between National Automation Services, Inc. and Wellington Shields & Co. LLC dated July 15, 2013, filed as an exhibit to the Annual Report on Form 10-K filed on April 11, 2014

10.3	Note dated November 1, 2013 issued by National Automation Services, Inc. to Sharon Kinney, filed as an exhibit to the Annual Report on Form 10-K filed on April 11, 2014

10.4
Purchase and Sale agreement between National Automation Services, Inc. and Jason Jensen and David Gurr dated February 24, 2014, filed as an exhibit to the Current Report on Form 8-K filed on February 25, 2014

10.5	Settlement Agreement and Release dated June 6, 2014, by and between National Automation Services, Inc. and George Donovan(*)

10.6	10% Convertible Note dated February 28, 2014, by and between National Automation Services, Inc. and Carolyn and Robert Goss(*)

10.7
Addendum to Purchase and Sale Agreement between National Automation Services, Inc. and Jason Jensen and David Gurr dated as of March 21, 2014, filed as an exhibit to the Current Report on Form 8-K filed on March 26, 2014

10.8	Limited Power of Attorney (*)

10.9	Promissory Note issued by JD Field Services, Inc. dated December 31, 2013 to David Gurr(*)

10.10	Promissory Note issued by JD Field Services, Inc. dated December 31, 2012 to Jason Jensen(*)

10.11	Promissory Note dated April 2, 2014, issued by National Automation Services, Inc. to Sean Sego(*)

10.12	Warrant issued by National Automation Services, Inc. to Expert Capital Investments Limited(*)

10.13	Warrant issued by National Automation Services, Inc. to MAWE Capital Management LLC(*)

10.14	Promissory Note dated April 22, 2014, issued by National Automation Services, Inc. to Sean Sego(*)

10.15	Note dated July 25, 2014 issued by National Automation Services, Inc. to Ronald Krochak(*)

10.16	Note dated September 5, 2014 issued by National Automation Services, Inc. to Energy Management Capital, Inc.(*)

10.17	Note dated September 11, 2014 issued by National Automation Services, Inc. to Energy Management Capital, Inc.(*)

10.18	Note dated September 30, 2014 issued by National Automation Services, Inc. to Ronald Krochak(*)

10.19	Employment Agreement dated as of September 30, 2014, by and between National Automation Services, Inc. and Jeremy Briggs(*)

10.20	Addendum Note dated October 1, 2014, issued by National Automation Services, Inc. to Energy Management Capital, Inc.(*)

10.21	Addendum Note dated October 1, 2014, issued by National Automation Services, Inc. to Energy Management Capital, Inc.(*)

10.22	Note dated October 20, 2014, issued by National Automation Services, Inc. to Energy Management Capital, Inc.(*)

10.23	Note dated December 9, 2014, issued by National Automation Services, Inc. to Jeffrey Krueger(*)

10.24	Convertible Promissory Note dated December 16, 2014, issued by National Automation Services, Inc. to KBM Worldwide, Inc.(*)

10.25	Convertible Promissory Note dated December 16, 2014, issued by National Automation Services, Inc. to Magna Equities I LLC(*)

10.26	Convertible Promissory Note dated December 16, 2014, issued by National Automation Services, Inc. to Magna Equities II LLC(*)

10.27	Addendum Employment Agreement dated as of December 31, 2014, by and between National Automation Services, Inc. and Robert Chance(*)

10.28	Convertible Promissory Note dated January 30, 2015 issued by National Automation Services, Inc. to KBM Worldwide, Inc.(*)

10.29	Convertible Promissory Note dated January 31, 2015 issued by National Automation Services, Inc. to Energy Management Capital, Inc.(*)

10.30	Convertible Promissory Note dated February 12, 2015 issued by National Automation Services, Inc. to Typenex Co-Investment, LLC(*)

10.31	Note Addendum dated February 20, 2015 between National Automation Services, Inc. and Sean Sego(*)

10.32	8% Convertible Redeemable Note dated February 27, 2015 issued by National Automation Services, Inc. to LG Capital Funding, LLC(*)

10.33	8% Convertible Promissory Note dated March 11, 2015 issued by National Automation Services, Inc. to Iconic Holdings, LLC(*)

10.34	8% Convertible Promissory Note dated March 12, 2015 issued by National Automation Services, Inc. to Iconic Holdings, LLC(*)

10.35	Convertible Promissory Note dated March 20, 2015 issued by National Automation Services, Inc. to Ronald Krochak(*)

21.1	Subsidiaries(*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

101
The following materials from National Automation Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements(*)

__________________________
Filed herewith (*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.
(Registrant)

National Automation Services, Inc.

Date: April 15, 2015	By:	/s/ Robert Chance
Robert Chance President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Jeremy Briggs
Jeremy Briggs Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

NAME	TITLE	DATE

/s/ Robert Chance
Robert Chance	President, Chief Executive Officer and Director	April 15, 2015

/s/ Jeremy Briggs
Jeremy Briggs	Chief Financial Officer and Director	April 15, 2015

Jason Jensen	Director	April 15, 2015

/s/ Sean Sego
Sean Sego	Director	April 15, 2015

/s/ Kevin Brown
Kevin Brown	Director	April 15, 2015

/s/ James Gunn
James Gunn	Director	April 15, 2015

Tom Sego	Director	April 15, 2015