Form 10-Q
period 2015-03-31
National Automation Services Inc
filed 2015-05-20
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2015

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company: See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

As of May 20, 2015, the issuer had 4,849,064 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31, 2015	DEC 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$113,287	$72,165
Accounts receivable, net	1,120,213	1,221,671
Other receivables	50,000	60,000
Prepaid expenses	1,099,256	1,353,033
Total current assets	2,382,756	2,706,869
Property, plant and equipment, net	16,454,207	16,683,881
Intangible assets, net	4,574,857	4,711,393
Security deposit	750	750
Deferred financing fees, net	179,998	189,349
TOTAL ASSETS	$23,592,568	$24,292,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,441,415	$5,294,325
Deferred revenue	201,709	—
Current portion of loans, capital leases and line of credit	3,826,089	4,507,322
Convertible debt, net of beneficial conversion feature of $445,199 and $309,707	730,389	294,292
Mandatorily redeemable contingent liability	100,000	100,000
Current portion of related party payable	1,027,568	112,536
Total current liabilities	10,327,170	10,308,475
LONG TERM LIABILITIES
Convertible debt, net of beneficial conversion feature of $113,701 and $133,076	426,401	406,914
Long term related party payable	2,350	984,667
Long term loans, capital leases	8,429,501	8,666,493
Total liabilities	19,185,422	20,366,549
STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding, net	—	—
Common stock $0.001 par value, 75,000,000 authorized, 4,484,184 and 4,019,738 shares issued outstanding, net	4,485	4,020
Additional paid in capital	15,975,939	15,398,073
Stock payable	—	33,278
Accumulated deficit	(11,573,278)	(11,509,678)
Total stockholders’ equity	4,407,146	3,925,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,592,568	$24,292,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2015	THREE MONTHS ENDED MAR 31, 2014
REVENUE	$5,392,233	$2,004,606
Less: returns and allowances	—	(13,027)
NET REVENUE	5,392,233	1,991,579

COST OF REVENUE	4,284,923	1,580,162
GROSS PROFIT	1,107,310	411,417

OPERATING EXPENSES
Selling, general and administrative expenses	332,221	309,378
Professional fees and related expenses	168,976	21,878
Forgiveness of accrued officer compensation	—	(39,626)
TOTAL OPERATING EXPENSES	501,197	291,630

OPERATING INCOME	606,113	119,787

OTHER INCOME, non-operating
Gain on bargain purchase acquisition of JD	—	(6,302,515)
TOTAL OTHER INCOME, non-operating	—	(6,302,515)

OTHER EXPENSE, non-operating
Interest expense, net	669,713	125,209
TOTAL OTHER EXPENSE, non-operating	669,713	125,209

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(63,600)	6,297,093

PROVISION FOR INCOME TAXES	—	—

NET (LOSS) INCOME	$(63,600)	$6,297,093

BASIC (LOSS) INCOME PER SHARE	$(0.02)	$2.01

DILUTED (LOSS) INCOME PER SHARE	$(0.02)	$1.89

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,819,223	3,131,381
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	3,819,223	3,330,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED MAR 31, 2015	THREE MONTHS ENDED MAR 31, 2014
Operating Activities
Net (loss) income	$(63,600)	$6,297,093
Cash used by operating activities
Depreciation and amortization	535,331	158,975
Accretion of convertible notes BCF	244,466	920
Stock issued for services	27,176	—
Forgiveness of accrued officer compensation	—	(39,626)
Gain on bargain purchase of JD Field Services	—	(6,302,515)
Changes in assets
Decrease (increase) accounts receivables	101,458	(148,841)
Decrease other assets	10,000	—
Decrease (increase) prepaid expenses	253,777	(8,654)
Changes in liabilities
Increase deferred revenue	201,709	—
(Decrease) increase accounts payable and accrued liabilities	(638,213)	21,276
Cash provided (used) by operating activities	672,104	(21,372)

Investing Activities
Cash retained by subsidiary	—	104,816
Cash paid for fixed assets	—	(105,233)
Cash used for investing activities	—	(417)

Financing activities
Proceeds from line of credit	2,388,028	172,373
Proceeds from convertible notes payable	409,250	50,000
Proceeds on note payable	85,817	—
Deferred financing fees	(25,000)	—
Payments for note payable	(931,841)	(196,707)
Payments for leases	(7,350)	(9,033)
Payments on line of credit	(2,549,886)	—
Cash (used) provided by financing activities	(630,982)	16,633
Increase (decrease) in cash	41,122	(5,156)
Cash at beginning of the year	72,165	17,696

Cash at end of the year	$113,287	$12,540

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$304,809	$58,601
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$—	$413,000
Capitalized leases	$—	$132,000
Financed assets	$134,770	$—
Stock for conversion of debt and interest	$42,750	$—
Beneficial conversion feature on convertible debt	$(470,630)	$—
Debt discount	$(35,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Automation Services, a Nevada corporation (“NAS” or the “Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of March 31, 2015 and March 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, from which the balance sheet information as of December 31, 2014 was derived, as adjusted for the Company’s finalization of the JD Field Services (“JD”) acquisition.

Management determined that under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB” “ASC”) 805, an adjustment to record additional purchase price allocation was necessary as a part of the acquisition of JD on February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value and, as such it has re-measured the intangible asset value, and recognized a gain on its bargain purchase which has been reflected in the fiscal year ended December 31, 2014, and for the three months ended March 31, 2014 (See Note 14: Acquisition for further information).

Business Overview

NAS is a public holding company with subsidiaries which provide services for the domestic oil and gas industry. The Company’s business plan takes action with expansion through carefully selected acquisitions. The Company’s services are needed by a wide variety of oil and natural gas industry providers in both private and public sectors. The Company’s focus is to increase shareholder value through these carefully selected companies with NAS bringing oversight and resources to each, which is intended to allow them to maximize profitability and growth opportunities within their markets, and expanding their customer base. This strategy is intended to allow for rapid advancement in overall assets and revenue streams for the Company.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2015, the Company did not have cash in any one banking institution that exceeded this limit.

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

Property, Plant and Equipment

As required by the Property, Plant and Equipment Topic of the FASB ASC, the Company is required to use a predetermined method in calculating depreciation expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally ten/fifteen years for heavy machinery, five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our balance sheet with the resulting gain or loss reflected in our results of operations. Maintenance costs are expensed as incurred. Due to the nature of the equipment, major repairs are capitalized as they reflect an adjustment to the overall value of the equipment and its useful life can be extended.

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

Intangibles

As required by the Intangible Asset Topic of the FASB ASC, Intangibles and Goodwill provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles acquired in a business combination or an acquisition. Amortization of intangibles is determined by whether they have a definite useful life period or are indefinite.  Those intangibles that are amortized are done so over their useful lives. The Company has elected to use a useful life of seven years or 84 months for its customer list. The definite life reflects the expected dissipation of the expected cash flow from the customer base of JD. Intangibles are tested for impairment annually and/or tested for impairment if a known triggering event occurs.

Allowance for Doubtful Accounts

As required by the Receivables Topic of FASB ASC, the Company is required to use a predetermined method in calculating the current value for its bad debt on overall accounts receivable.

The Company estimates its accounts receivable risks to provide allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of the way in which it conducts business largely in the areas of contracts. Accounts receivable includes the accrual of work in process for project contracts and field service revenue. The Company recognizes that there is a potential of not being paid in a twelve (12) month period. The Company’s evaluation includes the length of time receivables are past due, adverse situations that may affect a contract’s scope to be paid, and prevailing economic conditions. The Company assesses each and every customer to conclude whether or not remaining balances outstanding need to be placed into allowance and then re-evaluated for write-off. The Company reviews all accounts to ensure that all efforts have been exhausted before noting that a customer will not pay for services rendered. The evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the three months ended March 31, 2015, the Company recorded net loss, resulting in no dilutive common shares, and during the three months ended March 31, 2014, the Company incurred net income, resulting in dilutive common shares.

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

NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. This standard was adopted on December 31, 2014. The adoption of the above guidance did not have an impact on the Company’s financial position, result of operations or cash flow.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. Current generally accepted accounting principles (GAAP) offer limited guidance for determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  This ASU is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This standard was adopted in November, 2014. The adoption of the above guidance did not have an impact on the Company’s financial position, result of operations or cash flow.

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

NOTE 3: Liquidity resources and future capital requirements

The Company has incurred substantial operating losses and negative cash flows from operations. Management plans to address these losses by acquiring business with operating income and that have cash flows from operations. The first of these acquisitions was completed on February 24, 2014 in which the Company acquired JD Field Services, Inc. In addition, the Company is seeking to refinance and extend terms of its loans, lines of credit and long-term debt. Also the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 200 shares of common stock (and was approved by FINRA on December 11, 2014).

In 2014, the Company implemented its plan to acquire companies with income from operations and positive cash flows. The Company’s total cash increased approximately by $100,800, or 806%, to approximately $113,300 for the three months ended March 31, 2015, compared to approximately $12,500 for the three months ended March 31, 2014. The Company’s consolidated cash flows for the three months ended March 31, 2015, and 2014 and total operating income for March 31, 2015 and 2014 were as follows:

	MAR 31, 2015	MAR 31, 2014
Net cash provided (used) by operating activities	$672,100	$(21,400)
Net cash used by investing activities	$—	$(400)
Net cash (used) provided by financing activities	$(631,000)	$16,600

Total operating income (loss)	$(63,600)	$6,297,093

In connection with the preparation of the Company’s financial statements for the three months ended March 31, 2015, the Company has analyzed its cash needs for the next twelve months. The Company believes that its current cash position and forecasted cash flow from operations is adequate to meet its cash requirements for at least the next twelve months.

NOTE 4: Accounts receivable, net

	MAR 31, 2015	DEC 31, 2014
Accounts receivable	$1,186,360	$1,287,818
Less: allowance for doubtful accounts	(66,147)	(66,147)
Total	$1,120,213	$1,221,671

NOTE 5: Property, plant & equipment, net

	MAR 31, 2015	DEC 31, 2014
Buildings	$78,927	$78,927
Furniture and fixtures	46,923	46,923
Vehicles	4,613,407	4,479,273
Machinery and equipment	13,234,926	13,234,926

Less: Accumulated depreciation	(1,519,976)	(1,156,168)
Total	$16,454,207	$16,683,881

Depreciation expense for the three months ended March 31, 2015, was $363,807 and for the year ended December 31, 2014, was $1,214,390.

NOTE 6: Other receivable

In August 2014, the Company entered into a term sheet to acquire additional funds for repayment of debt and capital purchases. There was a required deposit in the amount of $70,000 for the agreement to be executed. As of September 30, 2014, the Company recognized that the execution of the term sheet was not viable and therefore the Company asked for a return of the deposit as of December 31, 2014, of which $20,000 has been returned to the Company as of March 31, 2015.

NOTE 7: Intangible assets, net

With the purchase of JD on February 24, 2014, the Company, under guidance of FASB ASC 805, determined that an adjustment to record additional purchase price allocation was necessary. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value and, as such the Company has re-measured the intangible asset value and recognized a gain on its bargain purchase which has been reflected retrospectively as of February 24, 2014. The Company recognized additional intangible assets which contributed to the overall value of JD (See Note 14: Acquisitions for additional details on the re-measurement). The following table represents the intangible assets:

	MAR 31, 2015	DEC 31, 2014
Brand name	$512,000	$512,000
Domain name / website	6,000	6,000
Workforce	780,000	780,000
Customer relationships	3,823,000	3,823,000
	5,121,000	5,121,000
Less: Accumulated amortization	(546,143)	(409,607)
Total	$4,574,857	$4,711,393

Amortization expense for the three months ended March 31, 2015, was $136,536 and for the year ended December 31, 2014, was $409,607.

NOTE 8: Loans, capital lease and lines of credit

The following table represents the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of March 31, 2015.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of MAR 31, 2015
Ally	02/24/2014	02/10/2019	$43,395	4.01%	$29,552
Commercial Credit Group	12/19/2014	12/19/2019	1,940,969	10.00%	1,492,648
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	83,491
Equify	04/08/2014	05/01/2019	1,480,412	7.10%	1,266,296
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,220,528
Ford Credit	02/24/2014	03/16/2016	23,700	4.34%	8,615
Ford Credit	02/24/2014	09/28/2015	28,700	6.54%	8,177
Ford Credit	02/24/2014	06/05/2016	88,575	7.89%	31,456
Ford Credit	02/24/2014	02/28/2015	56,372	6.49%	5,977
Ford Credit	02/24/2014	03/29/2017	73,005	7.89%	34,229
Ford Credit	02/24/2014	09/30/2015	94,000	5.74%	11,055
Ford Credit	02/24/2014	09/19/2016	45,994	8.29%	20,108
Ford Credit	09/01/2014	08/01/2017	43,110	5.04%	30,516
GE Capital	09/01/2014	08/01/2019	213,600	6.96%	192,333
GE Capital	09/01/2014	08/01/2020	203,789	6.93%	187,502
GE Capital	09/01/2014	08/01/2016	48,000	9.11%	33,007
GE Capital	02/24/2014	10/10/2018	189,151	6.42%	121,653
GE Capital	02/24/2014	07/01/2018	153,944	7.20%	93,898
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	142,149
Axis Capital	2/20/2015	2/20/2020	600,000	8.62%	591,562
Mack Financial Services	02/24/2014	03/12/2016	326,746	6.00%	80,700
Mack Financial Services	02/24/2014	11/09/2016	347,520	6.00%	147,568
MACU	02/24/2014	10/26/2018	41,540	2.99%	31,041
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	122,066
Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	26,669
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	4,225,706
Zion’s Bank – LOC	—	—	—	—	464,748
H&E Equipment	02/24/2014	05/01/2017	176,234	12.00%	117,799
National Insurance	06/01/2014	05/31/2015	504,555	6.00%	86,851
South Bay Capital	07/25/2008	—	10,926	12.00%	10,926
Capital lease	01/15/2009	—	33,591	—	33,591
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000
Kinney2	11/01/2013	10/31/2014	50,000	12.00%	50,000
O’Connor	04/01/2009	—	71,000	10.00%	71,000
Hanley	04/01/2009	—	79,913	10.00%	79,913
Spiker	12/31/2010	—	9,500	10.00%	9,500
Jesse	12/31/2010	—	9,760	10.00%	9,760
Marlow	12/31/2010	—	13,000	10.00%	13,000
Goss2	02/28/2014	11/28/2014	50,000	10.00%	50,000
Total debt liabilities					12,255,590
Less: current portion					(3,826,089)
Total long term liabilities					$8,429,501

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At March 31, 2015, interest was charged at LIBOR + 3.85%.  The line of credit has been renewed through June 2015. The line of credit balance as of March 31, 2015 was $ 464,748.

Mandatorily redeemable common stock

On June 6, 2014, the Company entered into a settlement and release agreement providing for the grant of an aggregate of 53,837 shares of restricted stock in consideration for the settlement of outstanding debt due under a convertible note April 11, 2011, valued at $269,186. In connection with the agreement, the Company agreed to repurchase 20,000 shares of the shares issued for $100,000 within 30 days following the completion of a planned secondary offering. No secondary offering has been commenced as of the date of this report. The agreement further provides that if the Company does not timely purchase the shares in accordance with the agreement then if the said shares have a value of less than $100,000, the holder is entitled to additional shares to compensate up to the $100,000 in value. As such as of March 31, 2015, the Company recognized a mandatorily redeemable common stock to present the obligation of the $100,000.

NOTE 9: Convertible notes

As of March 31, 2015, the following convertible notes payable are outstanding:

Description	Note Value	BCF Value	Amortized BCF	Interest accrued
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	250,000	107,143	18,214	14,877
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	245,000	105,000	17,812	14,579
Convertible note issued on October 20, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	45,000	19,286	2,851	2,397
Convertible note issued on December 16, 2014, at a 12% interest rate per annum for one (1) year, convertible to shares of common stock at $2.00 per share or if the Company’s common stock falls below a certain price, at a discount to market price of Company common stock.	250,000	—	—	6,314
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	219,500	146,333	42,056	8,630
Convertible note issued on December 16, 2014, at a 8% interest rate per annum for nine (9) months, convertible to shares of common stock at discount to market price of Company common stock.	104,000	75,310	28,651	2,393
Convertible note issued on January 31, 2015, at a 12% interest rate per annum for two (2) months, convertible to shares of common stock at discount to market price of Company common stock.	159,838	106,559	106,559	3,100
Convertible note issued on January 30, 2015, at a 8% interest rate per annum for ten (10) months, convertible to shares of common stock at discount to market price of Company common stock.	64,000	46,345	10,039	842
Convertible note issued on February 12, 2015, at a 12% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock.	180,000	77,143	20,032	2,781
Convertible note issued on February 27, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	110,250	47,250	4,142	773
Convertible note issued on March 11, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	35,000	23,333	1,275	153
Convertible note issued on March 12, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	55,000	36,667	1,903	229
Convertible note issued on March 21, 2015, at a 10% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock.	35,000	23,333	1,268	105
Total	$1,752,588	$813,702	$254,802	$57,675

On January 31, 2015, the Company issued a short term convertible promissory note in the principal amount of $159,838 that matured on March 29, 2015. The note bears an interest rate of 12% per annum and may be prepaid in whole or in part, subject to certain conditions. The note may be converted into shares of the Company’s common stock at a discount to the market price of the Company’s common stock.

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

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $180,000 for a purchase price of $125,000 reflecting a $50,000 OID. The note matures six-months from the date of issuance and accrues interest at 12% per annum or the maximum rate permitted by law in an event of default. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

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

On March 21, 2015, the Company issued a convertible promissory note in the principal amount of $35,000 to a related party bearing interest at the rate of 10% per annum. The note matures on September 30, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

NOTE 10: Operating lease agreement

On June 21, 2014, the Company entered into an operating lease agreement for our corporate offices located in Las Vegas, Nevada. The operating lease runs from July 1, 2014 for 12 months to June 30, 2015 with a non-related third party for $750 per month with no annual increase. The Company’s subsidiary JD rents its facility from a related party (see Note 11: Related party transactions).

NOTE 11: Related party transactions

On February 24, 2014, the Company assumed a 6% promissory note in the principal amount of $474,667 issued to a director and a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD. As of March 31, 2015, the Company owes an additional $45,121, as expenses that were paid by the director on behalf of the Company. As of March 31, 2015, $519,788 of principal and $32,890 of interest was outstanding.

On February 24, 2014, the Company assumed a 7.05% promissory note in the principal amount of $510,000 issued to a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD.   As of March 31, 2015, $507,781 of principal and $9,597 of interest was outstanding.

On February 27, 2015, the Company amended loans to the Company made by a related party dated April 2, 2014 and April 22, 2014, in the original principal amounts of $50,000 and $28,000, respectively such that the remaining principal was combined into one convertible debenture in the principal amount of $110,000. The debenture matures on January 30, 2020 and bears interest at the rate of 10% per annum. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

The Company’s subsidiary JD also rents its facility; the lease is with a related party for $10,500 per month. For the three months ended March 31, 2015, rent expense was $31,500. This lease is on a month-to-month basis.

NOTE 12: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of JD’s net identifiable assets acquired	$6,715,115	$—	$—	$6,715,115
Total	$6,715,115	$—	$—	$6,715,115

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$1,156,790	$1,156,790	$—	$—
Total	$1,156,790	$1,156,790	$—	$—

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of JD’s net identifiable assets acquired	$6,715,115	$—	$—	$6,715,115
Total	$6,715,115	$—	$—	$6,715,115

Liabilities, and stockholder’s deficit:
Convertible debt, net of beneficial conversion feature	$442,783	$442,783	$—	$—
Total	$442,783	$442,783	$—	$—

NOTE 13: Stockholders’ deficit

Preferred Stock

On September 11, 2014, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.001, the designations, rights and preferences of which is to be determined by the Board of Directors.

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

On February 20, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company issued 128,720 shares of the Company’s common stock at a value of $0.15 or $19,308.

On March 2, 2015, a holder of a note converted a portion of the note. The Company issued 12,077 shares at a value of $0.82 or $10,000.

On March 16, 2015, a holder of a note converted a portion of the note. The Company issued 13,889 shares at a value of $0.72 or $10,000.

On March 23, 2015, a holder of a note converted principal and interest of a note. The Company issued 15,500 shares at a value of $1.00 or $15,500.

On March 27, 2015, a holder of a note converted a portion of the note. The Company issued 14,620 shares at a value of $0.68 or $10,000.

On March 31, 2015, a holder of a note converted remaining interest on a note entered into on July 25, 2014. The Company issued 8,750 shares at a value of $0.20 or $1,750.

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

April 11, 2014
Expected volatility	294.42%
Weighted-average volatility	294.42%
Expected dividends	0
Expected term (in years)	0.5
Risk-free rate	0.06%

Non vested warrants	Warrants	Weighted average price of warrants
Granted, non-vested at March 31, 2015	140,000	$7.70
Total granted, non-vested at March 31, 2015	140,000	$7.70

On April 11, 2014, the Company entered into two consulting agreements which had warrants, which provided a vest date based upon the completion of milestones within the consulting agreement. Once vested, the warrants would have an execution period of 360 days from date of vest to expiration at an execution value of $0.002, and conversion of 1:1. Based on the noted Black-Scholes calculation the Company estimated the weighted average price per warrant noted in the above table. As of April 11, 2015, the warrants have expired and are no longer executable.

December 31, 2014
Expected volatility	297.60%
Weighted-average volatility	297.60%
Expected dividends	0
Expected term (in years)	1.5
Risk-free rate	0.06%

Non vested options	Options	Weighted average price of Options
Granted, non-vested at March 31, 2015	35,000	$1.65
Total granted, non-vested at March 31, 2015	35,000	$1.65

On December 31, 2014, the Company entered into an amended employment agreement with its Chief Executive Officer providing for the grant of options to purchase 35,000 shares at an exercise price of $0.01 per share. The options have a term of 18 months (based on the terms of the agreement) and begin to vest on the first anniversary of the date of grant. Based on the noted Black-Scholes calculation the Company estimated the weighted average price per options noted in the above table. As of March 31, 2015, the options have not vested however management has expensed value over the life of the vesting period. As of March 31, 2015, the amount expensed is $9,619.

NOTE 14: Acquisitions

Acquisition of JD Field Services, Inc.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD, its first acquisition in the oil and gas industry. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

As this is the Company’s first acquisition in the oil and gas industry, management did not have the historical knowledge to be able to estimate its intangible or goodwill items properly and therefore it hired a valuation consultant to estimate and value any intangible assets that may have been in existence as of the date of acquisition. The valuation report provided to management details information as to the carrying value of certain intangible assets as a part of the purchase of JD in February 2014. Management has accepted the valuation report and has determined in accordance with FASB ASC 805 there is an additional adjustment to record the additional purchase price allocation at February 24, 2014. The “measurement” period under FASB ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Based on the measurement period the Company re-calculated the fair value of the business acquisition as follows:

FEB 24, 2014
ASSETS
Cash	$104,816
Accounts receivable	1,887,074
Prepaid expense	152,892
Fixed Assets	14,138,387
Intangible assets, net	5,121,000
Deferred financing fees, net	29,402
LIABILITIES
A/P, accrued, loans and LOC	(14,718,056)
Fair Market Value of Net Identifiable Assets on 2/24/2014	$6,715,115
Purchase Price
Less: stock for consideration	(413,000)
Bargain purchase option	$6,302,515
Less: Bargain purchase option value previously recognized	(1,620,071)
Re-measurement balance of bargain purchase option as of February 24, 2014	$4,682,444

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As originally reported at DEC 31, 2014	Measurement Period Adjustments		As Retrospectively Adjusted DEC 31, 2014
ASSETS
Accounts receivable, net	$1,660,227	$(438,556	)(1)	$1,221,671
Intangible assets, net	—	4,711,393	(2)	4,711,393
Other assets	18,359,178	—		18,359,178
TOTAL ASSETS	$20,019,405	—		$24,292,242

TOTAL LIABILITIES	$20,366,549	—		$20,366,549
EQUITY
Common stock	4,020	—		4,020
Additional paid in capital	15,398,073	—		15,398,073
Stock payable	33,278	—		33,278
Accumulated deficit	(15,782,515)	(4,272,837	)(1,2)	(11,509,678)
TOTAL EQUITY	(347,144)	—		3,925,693
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$20,019,405	—		$24,292,242

(1)	Adjustment reflects valuation under re-measurement as per guidance of FASB ASC 805.
(2)	Adjustment reflects additional intangibles (See Note 7: Intangibles) under re-measurement as per guidance of FASB ASC 805.

	As originally reported at MAR 31, 2014	Measurement Period Adjustments		As Retrospectively Adjusted MAR 31, 2014
TOTAL OPERATING INCOME	$165,299	$45,512	(1)	$119,787

OTHER (INCOME) / EXPENSE
Interest expense, net	125,209	—		125,209
Gain on bargain purchase of JD	(1,620,071)	(4,682,444	)(2)	(6,302,515)
TOTAL OTHER (INCOME) / EXPENSE	(1,494,862)	(4,682,444)		(6,177,306)
NET INCOME	$1,660,161	$4,636,932		$6,297,093
BASIC (LOSS) INCOME PER SHARE	$0.53	$1.48		$2.01
DILUTED (LOSS) INCOME PER SHARE	$0.50	$1.39		$1.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,131,381	—		3,131,381
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,330,090	—		3,330,090

(1)	Adjustment reflects one month of amortization expense under re-measurement as per guidance of FASB ASC 805.
(2)	Adjustment reflects additional gain on bargain purchase under re-measurement as per guidance of FASB ASC 805.

NOTE 15: Subsequent events

On April 9, 2015, the Company entered into four consulting agreements. Per the terms of the agreements the Company is to issue 10,000 shares, per agreement for a total issuance of 40,000 shares of the Company’s common stock at a value of $0.85 or $34,000.

On April 16, 2015, a holder of a note converted a portion of the note. The Company issued 33,333 shares at a value of $0.45 or $15,000.

On April 17, 2015, the Company entered into two consulting agreements. Per the terms of the agreements the Company is to issue 25,000 shares, per agreement for a total issuance of 50,000 shares of the Company’s common stock at a value of $1.01 or $50,500.

On April 23, 2015, a holder of a note converted a portion of the note. The Company issued 16,502 shares at a value of $0.606 or $10,000.

On April 27, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company is to issue 150,000 shares of the Company’s common stock at a value of $0.85 or $127,500.

On May 1, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company is to issue 30,000 shares of the Company’s common stock at a value of $0.55 or $16,500.

On May 5, 2015, a holder of a note converted a portion of the note. The Company issued 45,045 shares at a value of $0.222 or $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

References to the “Company”, “we”, “our” or “us” include National Automation Services, Inc. and its consolidated subsidiaries, including JD Field Services, Inc. unless the context otherwise requires. References to “NAS” are references solely to National Automation Services, Inc.

Executive Overview

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

As this is the Company’s first acquisition in the oil and gas industry, management did not have the historical knowledge to be able to estimate its intangible or goodwill items properly and therefore we hired a valuation consultant to estimate and value any intangible assets that may have been in existence as of the date of acquisition. The valuation report provided to management details information as to the carrying value of certain intangible assets as a part of the purchase of JD in February 2014. Management has accepted the valuation report and we have determined in accordance with FASB ASC 805 there is an additional adjustment to record the additional purchase price allocation at February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value, and as such we have re-measured the intangible asset value and the gain on our bargain purchase which has been reflected in the fiscal year ended December 31, 2014 and for the three months ended March 31, 2014.

As previously reported, we signed Purchase and Sale Agreements with two additional companies set to close in the first quarter of 2015, MonDak Tank of Williston, ND and Devoe Construction located in the Denver area of Colorado. Although we are still interested in pursuing these acquisitions, both of the Purchase Sale Agreements have expired in January of 2015. We continue to evaluate recent events in market conditions, oil prices, and customer demand for services to determine what effect these recent events will have on each of their operations, the industry, and other identified acquisition targets in the near term, if any.

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

Property, Plant and Equipment

As required by the Property, Plant and Equipment Topic FASB ASC, the Company is required to use a predetermined method in calculating depreciation expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally ten/fifteen years for heavy machinery, five years for vehicles, two to three years for computer software/hardware and office equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s balance sheet with the resulting gain or loss reflected in the Company’s results of operations. Maintenance costs are expensed as incurred. Due to the nature of the equipment, major repairs are capitalized as they reflect an adjustment to the overall value of the equipment and its useful life can be extended.

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

We have determined that the conversion features of our debt instruments are not derivative instruments because they are conventional convertible debt.

Summary of Consolidated Results of Operations

A:	Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	March 31, (unaudited)
	2015	2014	% Change
Revenue	$5,392,233	$2,004,606	169%
Less: returns and allowances	—	(13,027)	(100)%
Total net revenue	5,392,233	1,991,579	171%

Cost of revenue	4,284,923	1,580,162	171%
Total gross profit	1,107,310	411,417	169%

Operating expenses
Selling, general and administrative expenses	332,221	309,378	7%
Professional fees and related expenses	168,976	21,878	672%
Forgiveness of accrued officer compensation	—	(39,626)	(100)%
Total operating expenses	501,197	291,630	72%
Operating income	606,113	119,787	406%

Gain on extinguishment of debt	—	(6,302,515)	100%
Interest expense, net	669,713	125,209	435%
Total other expense (income)	669,713	(6,177,306)	111%
Net (loss) income	$(63,600)	$6,297,093	(101)%

Revenue

Revenues primarily consisted of oilfield services/oilfield hauling services revenue. Revenue increased by $3,387,627 (net of returns and allowances) or 171% during the three months ended March 31, 2015 to $5,392,233 compared to $1,991,579 during the three months ended March 31, 2014. Revenues derived exclusively from JD Field Services (“JD”) operations which we acquired on February 24, 2014 and increased primarily due to three full months of JD operations as of March 31, 2015, compared to one month in the period ended March 31, 2014.

Cost of Revenue

Costs of revenue consist of labor and overhead for services provided by JD. Cost of revenue for the three months ended March 31, 2015 increased by $2,704,761 or 171% to $4,284,923 compared to $1,580,162 during the three months ended March 31, 2014. Cost of revenue exclusively from JD’s operations which we acquired on February 24, 2014 and increased primarily due to three full months of JD operations as of March 31, 2015, compared to one month in the period ended March 31, 2014.

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the three months ended March 31, 2015 increased by $22,843 or 7% to $332,221 compared to $309,378 during the three months ended March 31, 2014. The increase was primarily attributable to general and administrative operating expenses from our subsidiary JD.

Professional fees and related expenses: Professional fees and related expenses consist of accounting, legal and related consulting fees associated with our ongoing business strategy efforts. Professional fees and related expenses for the three months ended March 31, 2015 increased by $147,098 or 672% to $168,976 compared to $21,878 during the three months ended March 31, 2014. The increase was primarily attributable to increases in consulting, accounting and legal fees.

Forgiveness of accrued officer compensation: Forgiveness of accrued officer compensation consists of accrual of compensation owed to our officers/management that has been forgiven by management. Forgiveness of accrued officer compensation for the three months ended March 31, 2015 was $0 which decreased by $39,626 or (100) % compared to $39,626 during the three months ended March 31, 2014.

Other Expense

Interest expense: Interest expense consists of interest on our outstanding debt, for the three months ended March 31, 2015, we had an increase in interest expense by $544,504, or 435%, to $669,713, compared to $125,209 during the three months ended March 31, 2014. The increase was primarily attributable to the increase in debt from our subsidiary JD, which we acquired on February 24, 2014, and increases in beneficial conversion feature expense due to our convertible notes.

Net Income

As a result of the foregoing, we had net loss of $(63,600) for the three months ended March 31, 2015 compared to a net income of $6,297,093 for the three months ended March 31, 2014.

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

With our acquisition of JD, our revenues increased to $5,392,233 for the three months ended March 31, 2015 from $1,991,579 during the same period in 2014. This 171% increase over our previous period is part of our overall strategy of growth through our acquisition model.

To help recapitalize the Company, we are pursuing a four-step approach that we expect to continue during 2015 that includes the following:

•	A 200:1 reversal stock split (which was effective December 11, 2014);
•	Applying to up-list to a national securities exchange;
•	Seeking out further of acquisition candidates;
•	Refinancing our balance sheet;

In addition, we have raised capital through the issuance of convertible notes which has resulted in approximately $409,250 of additional capital from January 2015 through the date of this filing.

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

The following table summarizes our cash flows during the three months ended March 31, 2015 and 2014 (rounded).

	MAR 31, 2015	MAR 31, 2014
Net cash (used) by operating activities	$672,100	$(21,400)
Net cash (used) for investing activities	$—	$(400)
Net cash (used) provided by financing activities	$(631,000)	$16,600

Net Cash Used by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2015 was $672,100 compared to net use $(21,400) during the three months ended March 31, 2014. The increase in net cash used in operating activities was primarily due to three full months of JD operations as of March 31, 2015, compared to one month in the prior comparable period.

Net Cash Used for Investing Activities

Net cash used by investing activities during the three months ended March 31, 2015 was $0 compared to $(400) during the three months ended March 31, 2014.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities during the three months ended March 31, 2015 was $(631,000) compared to cash provided by financing activities of $16,600 during the three months ended March 31, 2014. This is attributable to payments to outstanding debt obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”.

Conversion of Notes

Between April 17, 2015 and May 6, 2015, holders of convertible notes converted an aggregate principal and interest amount of $ 35,000 into an aggregate of 94,880 shares of common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Consulting Agreement

Between April 13, 2015 and May 5, 2015, we issued an aggregate of 270,000 shares of our common stock to consultants in lieu of cash consideration.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES, INC.
(Registrant)

Date: May 20, 2015

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)

