Form 10-Q
period 2015-06-30
National Energy Services, Inc.
filed 2015-09-08
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

NATIONAL ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53755	26-1639141
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

8965 S Eastern Ave Suite 120E, Las Vegas NV 89123
(Address of principal executive offices) (Zip Code)

877-871-6400
(Registrant’s telephone number, including area code)

National Automation Services, Inc.
(Former name)

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

As of September 4, 2015, the issuer had 17,254,533 shares of common stock outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL ENERGY SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS
	JUN 30, 2015	DEC 31, 2014
ASSETS	(unaudited)	(as restated)
CURRENT ASSETS
Cash	$96,104	$72,165
Accounts receivable, net	942,650	1,221,671
Other receivable	43,000	60,000
Prepaid expenses	771,384	1,353,033
Total current assets	1,853,138	2,706,869
Property, plant and equipment, net	16,094,598	16,683,881
Intangible assets, net	283,000	283,000
Security deposit	750	750
Deferred financing fees, net	145,784	189,349
TOTAL ASSETS	$18,377,270	$19,863,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,237,992	$5,294,325
Deferred revenue	201,709	—
Current portion of loans, capital leases and line of credit	3,722,991	4,507,322
Current portion of convertible debt, net of discount of $293,715 and $444,644	870,117	158,737
Derivative liability	1,060,961	1,189,718
Current portion of related party payable	1,115,875	112,536
Mandatorily redeemable common stock	100,000	100,000
Total current liabilities	11,309,645	11,362,638
LONG TERM LIABILITIES
Long term related party payable, net of discount of $102,169 and $0, net of current portion	2,350	984,667
Convertible debt, net of discount of $113,599 and $133,205, net of current portion	381,401	406,914
Long term loans, capital leases, net of current portion	9,165,381	8,666,493
Total liabilities	20,858,777	21,420,712
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding, net	—	—
Common stock $0.001 par value, 75,000,000 authorized, 7,999,854 and 4,019,738 shares issued outstanding, net	7,999	4,020
Additional paid in capital	16,825,940	14,924,999
Stock payable	314,126	33,278
Accumulated deficit	(19,629,572)	(16,519,160)
Total stockholders’ deficit	(2,481,507)	(1,556,863)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,377,270	$19,863,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED JUNE 30, 2015	THREE MONTHS ENDED JUNE 30, 2014	SIX MONTHS ENDED JUNE 30, 2015	SIX MONTHS ENDED JUNE 30, 2014
REVENUE	$2,527,474	$4,416,910	$7,919,707	$6,421,516

COST OF REVENUE	2,616,931	3,974,363	6,907,737	5,548,641
GROSS PROFIT	(89,457)	442,547	1,011,970	872,875

OPERATING EXPENSES
Selling, general and administrative expenses	662,754	495,166	852,556	738,317
Professional fees and stock based compensation	2,191,040	125,657	2,360,016	147,535
TOTAL OPERATING EXPENSES	2,853,794	620,823	3,212,572	885,852

OPERATING LOSS	(2,943,251)	(178,276)	(2,200,602)	(12,977)

OTHER INCOME, non-operating
Gain on bargain purchase acquisition of JD	—	—	—	(1,464,515)
Change in fair value of derivative liabilities	(777,002)	—	(1,494,377)	—
TOTAL OTHER INCOME, non-operating	(777,002)	—	(1,494,377)	(1,464,515)

OTHER EXPENSE
Other expense, non-operating	—	(10,329)	—	(10,329)
Interest expense, net	1,734,474	288,568	2,404,187	413,777
TOTAL OTHER EXPENSE, non-operating	1,734,474	278,239	2,404,187	403,448

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(3,900,723)	(456,515)	(3,110,412)	1,048,090

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS) INCOME	$(3,900,723)	$(456,515)	$(3,110,412)	$1,048,090

BASIC (LOSS) INCOME PER SHARE	$(0.70)	$(0.15)	$(0.63)	$0.31

DILUTED (LOSS) INCOME PER SHARE	$(0.70)	$(0.15)	$(0.63)	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	5,541,568	3,079,936	4,914,601	3,427,285
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	5,541,568	3,079,936	4,914,601	4,382,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED JUN 30, 2015	SIX MONTHS ENDED JUN 30, 2014
Operating Activities
Net (loss) income	$(3,110,412)	$1,048,090
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	766,982	478,339
Provision for doubtful accounts	100,000	(2,526)
Amortization of debt discount on notes payable	863,973	920
Stock-based compensation expense	730,019	41,400
Change in fair value of derivative liabilities	(1,494,377)	—
Non-cash interest expense on issuance of derivative instruments	987,617	—
Stock issued to consultants	336,916	—
Forgiveness of accrued officer compensation	—	(79,195)
Gain on bargain purchase of JD Field Services	—	(1,464,515)
Gain on extinguishment of debt	—	(10,329)
Changes in assets
Decrease accounts receivable	179,021	866,039
Decrease (increase) other assets	17,000	(750)
Decrease prepaid expenses	1,377,382	159,814
Changes in liabilities
Increase deferred revenue	201,709	—
(Decrease) increase accounts payable and accrued liabilities	(1,056,211)	417,560
Cash (used in) provided by operating activities	(100,381)	1,454,847

Investing Activities
Cash retained by subsidiary	—	104,816
Cash paid for fixed assets	—	(79,230)
Cash provided by investing activities	—	25,586

Financing activities
Proceeds from sale of stock, net of offering cost	314,126	—
Proceeds from line of credit	4,153,743	2,683,679
Proceeds from related party debt	228,672	78,000
Proceeds from convertible notes payable	669,332	—
Proceeds from notes payable	1,130,203	150,000
Payments on note payable	(2,290,120)	(1,322,233)
Payments on capital leases	(7,350)	(102,096)
Payments on related party debt	—	(36,000)
Payments on line of credit	(4,074,286)	(2,855,192)
Cash provided by (used in) financing activities	124,320	(1,403,842)
Increase in cash	23,939	76,591
Cash at beginning of the year	72,165	17,696

Cash at end of the period	$96,104	$94,287

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$519,006	$236,632
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$—	$413,000
Capitalized leases	$—	$132,000
Financed assets	$134,770	$1,194,870
Financed insurance	$668,233	$504,555
Stock granted for conversion of debt	$667,085	$269,197
Stock issued for deferred financing fees	$—	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Energy Services, Inc., a Nevada corporation (“NES” or the “Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the fiscal year or any future period.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, from which the balance sheet information as of December 31, 2014 was derived, as adjusted for the Company’s finalization of the JD Field Services (“JD”) acquisition.

Management determined that under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB” “ASC”) 805, an adjustment to record additional purchase price allocation was necessary as a part of the acquisition of JD on February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value and, as such it has re-measured the intangible asset value, and recognized a gain on its bargain purchase which has been reflected in the fiscal year ended December 31, 2014, and for the six months ended June 30, 2014 (See Note 14: Acquisition for further information).

Business Overview

NES is a public holding company with subsidiaries which provide services for the domestic oil and gas industry. The Company’s business plan takes action with expansion through carefully selected acquisitions. The Company’s services are needed by a wide variety of oil and natural gas industry providers in both private and public sectors. The Company’s focus is to increase shareholder value through these carefully selected companies with NES bringing oversight and resources to each, which is intended to allow them to maximize profitability and growth opportunities within their markets, and expanding their customer base. This strategy is intended to allow for rapid advancement in overall assets and revenue streams for the Company.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NES has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

Name Change and Increase of Authorized Share Capital

On July 8, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to Articles of Incorporation to change its name to “National Energy Services, Inc.” and increase its authorized number of shares of common stock from 75,000,000 to 150,000,000. The Certificate of Amendment became effective on July 15, 2015.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2015, the Company did not have cash in any one banking institution that exceeded this limit.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities in the amount of 42,205,251, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the six months ended June 30, 2015, the Company recorded a net loss, resulting in no dilutive common shares.

	JUN 30, 2015	JUN 30, 2014
Net income (loss)	$(3,110,412)	$1,048,090
Basic earnings (loss) per share	$(0.63)	$0.31
Diluted earnings (loss) per share	$(0.63)	$0.24

Weighted average common shares outstanding basic	4,914,601	3,427,285
Weighted average common shares outstanding diluted	4,914,601	4,382,631

	JUN 30, 2015	JUN 30, 2014
Weighted average common shares outstanding basic	4,914,601	3,427,285
Add: Warrant exercise	—	140,000
Add: Options exercise	—	35,000
Add: Convertible notes	—	780,346
Total weighted average common shares outstanding diluted	4,914,601	4,382,631

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

In all cases, revenue is recognized as earned by the Company. Revenues collected in advance of services is considered deferred revenue. As the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

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

NOTE 2: Restatement of Prior Periods

In fourth quarter 2014 and first quarter of 2015, the Company entered into a series of convertible notes with conversion discounts, beneficial conversion features and coupon rates. The Company determined that it incorrectly accounted for the conversion features of the convertible notes as beneficial conversion features and should have accounted for as derivatives in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible notes.  The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company valued the embedded derivative using a binomial pricing model.

The effect of the restatement on the consolidated balance sheets, the consolidated statements of income and consolidated statements of cash flows for the fiscal year ended December 31, 2014 are presented in the following tables.

ASSETS	As originally reported at DEC 31, 2014	Restatement and Other Adjustments		As restated DEC 31, 2014
Accounts receivable	1,660,227	$(438,556	)(2)	1,221,671
Intangible assets, net	—	283,000	(2)	283,000
Other assets	18,359,178	—		18,359,178
TOTAL ASSETS	$20,019,405	(155,556)		$19,863,849

Derivative liability	—	1,189,718	(1)	1,189,718
Convertible notes, net of discount	701,206	(135,555	)(1)	565,651
Other liabilities	19,665,343	—		19,665,343
TOTAL LIABILITIES	$20,366,549	1,054,163		$21,420,712
STOCKHOLDER’S DEFICIT
Common stock	4,020			4,020
Additional paid in capital	15,398,073	(473,074	)(1)	14,924,999
Stock payable	33,278	—		33,278
Accumulated deficit	(15,782,515)	(736,645	)(1,2)	(16,519,160)
TOTAL STOCKHOLDER’S DEFICIT	(347,144)	1,209,719		(1,556,863)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$20,019,405	155,556		$19,863,849

(1)	Adjustment reflects correction of an error.
(2)	Adjustment reflects valuation under re-measurement as per guidance of FASB ASC 805

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As originally reported at DEC 31, 2014	Restatement and Other Adjustments		As restated DEC 31, 2014
TOTAL OPERATING INCOME	$762,856	$—		$762,856

OTHER (INCOME) / EXPENSE
Other income	(77,169)	—		(77,169)
Gain on extinguishment of debt	(10,334)	—		(10,334)
Gain on bargain purchase acquisition of JD	(1,620,071)	155,556	(2)	(1,464,515)
Interest expense, net	1,584,028	632,263	(1)	2,216,291
Change in fair value of derivative liabilities	—	(51,172	)(1)	(51,172)
Loss on disposal of fixed assets	574,312	—		574,312
TOTAL OTHER (INCOME) / EXPENSE	450,766	736,645		1,187,413
NET INCOME (LOSS)	$312,090			$(424,557)
BASIC (LOSS) INCOME PER SHARE	$0.08			$(0.11)
DILUTED (LOSS) INCOME PER SHARE	$0.06			$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,705,626			3,705,626
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	5,319,186			3,705,626
(1)	Adjustment reflects correction of an error.
(2)	Adjustment reflects valuation under re-measurement as per guidance of FASB ASC 805

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	As originally reported at DEC 31, 2014	Restatement and Other Adjustments		As restated DEC 31, 2014
Net (loss) income	$312,090	(736,645	)(1)	$(424,557)
Cash used by operating activities
Amortization of debt discount on notes payable	—	612,300	(1)	612,300
Accretion of convertible notes BCF	31,209	(31,209	)(1)	—
Gain on bargain purchase acquisition of JD	(1,620,071)	155,556	(2)	(1,464,515)
Depreciation and amortization	1,255,574	—		1,255,574
Cash provided by operating activities	2,826,035	—		2,826,035

Cash provided by investing activities	353,697	—		353,697

Cash used by financing activities	(3,125,263)	—		(3,125,263)

Increase (decrease) in cash	54,469	—		54,469
Cash at beginning of the year	17,696	—		17,696
Cash at the end of the year	$72,165			$72,165
(1)	Adjustment reflects correction of an error.
(2)	Adjustment reflects valuation under re-measurement as per guidance of FASB ASC 805

The effect of the restatement on the consolidated statements of operations for the quarter ended March 31, 2015 is presented in the following table:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As originally reported at MAR 31, 2015	Restatement and Other Adjustments			As corrected MAR 31, 2015
TOTAL OPERATING INCOME	$606,113		$136,536	(2)	$742,649

OTHER (INCOME) / EXPENSE
Interest expense, net	669,713		1,060,746	(1)	1,730,459
Change in fair value of derivative liabilities	—		(717,375	)(1)	(717,375)
Gain on bargain purchase of JD	—		—		—
TOTAL OTHER (INCOME) / EXPENSE	669,713		479,907		1,013,084
NET INCOME	$(63,600)	$			$(270,435)
BASIC (LOSS) INCOME PER SHARE	$(0.02)	$			$(0.07)
DILUTED (LOSS) INCOME PER SHARE	$(0.02)	$			$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,819,223				3,819,223
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,819,223				3,819,223
(1)	Adjustment reflects correction of an error.
(2)	Adjustment reflects valuation under re-measurement as per guidance of FASB ASC 805

NOTE 3: Recently adopted and recently issued accounting guidance

Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. This standard was adopted on December 31, 2014. The adoption of the above guidance did not have an impact on the Company’s financial position, result of operations or cash flow.

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

Issued

In February 2015, FASB issued ASU No. 2015-02, Consolidation. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. We have not adopted the above guidance; however in management’s assessment the above will not have an impact on the Company’s financial position, result of operations or cash flow.

In November 2014, FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. We have not adopted the above guidance; however in management’s assessment the above will not have an impact on the Company’s financial position, result of operations or cash flow.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. Upon adoption an entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have not adopted the above guidance; however in management’s assessment the above will not have a material impact on the Company’s financial position, result of operations or cash flow.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

NOTE 4: Liquidity resources and future capital requirements

For the six months ended June 30, 2015, the Company had a working capital deficit of $9,456,507 and a stockholders’ deficit of $2,481,507, which raises substantial doubt regarding the Company’s ability to continue as a going concern.

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including any future acquisitions, and to service our debt. Since our acquisition of JD, our principal source of liquidity has been cash generated by JD’s operations. Our other sources of liquidity have been funds generated from debt and equity issuances of our securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements for at least the next twelve months from date of filing.

                With our acquisition of JD, our revenues increased to $7,919,707 for the six months ended June 30, 2015 from $6,421,516 during the same period in 2014. This 23% increase over our previous period is part of our overall strategy of growth through our acquisition model.

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

	JUN 30, 2015	JUN 30, 2014
Net cash (used in) provided by operating activities	$(100,381)	$1,454,847
Net cash provided by investing activities	$—	$25,586
Net cash provided by (used in) financing activities	$124,320	$(1,403,842)

Total net income (loss)	$(3,110,412)	$1,048,090

In connection with the preparation of the Company’s financial statements for the six months ended June 30, 2015, the Company has analyzed its cash needs for the next twelve months. The Company believes that its current cash position and forecasted cash flow from operations is adequate to meet its cash requirements for at least the next twelve months.

NOTE 5: Accounts receivable, net

	JUN 30, 2015	DEC 31, 2014
Accounts receivable	$1,108,797	$1,287,818
Less: allowance for doubtful accounts	(166,147)	(66,147)
Total	$942,650	$1,221,671

NOTE 6: Property, plant & equipment, net

	JUN 30, 2015	DEC 31, 2014
Buildings	$78,927	$78,927
Furniture and fixtures	46,923	46,923
Vehicles	4,613,407	4,479,273
Machinery and equipment	13,234,926	13,234,926
	17,974,183	17,840,049
Less: Accumulated depreciation	(1,879,585)	(1,156,168)
Total	$16,094,598	$16,683,881

Depreciation expense for the six months ended June 30, 2015, was $723,417 and for the six months ended June 30, 2014, was $467,521.

NOTE 7: Intangible assets, net

With the purchase of JD on February 24, 2014, the Company, under guidance of FASB ASC 805, determined that an adjustment to record additional purchase price allocation was necessary. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for adjustment one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no adjustment allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to retrospectively adjust values from the bargain purchase to intangible and tangible asset value and, as such the Company has re-measured the intangible asset value and recognized a gain on its bargain purchase which has been reflected retrospectively as of February 24, 2014. The Company recognized additional intangible assets which contributed to the overall value of JD (See Note 14: Acquisitions for additional details on the re-measurement). The following table represents the intangible assets:

	JUN 30, 2015	DEC 31, 2014
Brand name	$277,000	$277,000
Domain name / website	6,000	6,000
	283,000	283,000
Less: Accumulated amortization	—	—
Total	$283,000	$283,000

	NAS JUN 30, 2014	JD JUN 30, 2014	Adjustments MAR 01, 2014	JUN 30, 2014
REVENUE	$—	$6,421,516	$3,323,970	$9,745,486
COST OF REVENUE	—	5,579,498	2,866,011	8,445,509
GROSS PROFIT	—	842,018	—	1,299,977
OPERATING EXPENSES
Selling, general and administrative expenses	111,457	675,209	362,607	1,149,273
Professional fees and related expenses	145,134	2,401	2,570	150,105
Forgiveness of accrued officer compensation	(79,195)	—	—	(79,195)
TOTAL OPERATING EXPENSES	177,396	677,610	—	1,220,183
OPERATING INCOME (LOSS)	$(177,396)	$164,408	$—	$79,794
OTHER EXPENSE, non-operating
Gain on acquisition, bargain purchase of JD	—	(1,620,071)	39,208	(1,580,863)
Gain on extinguishment of debt	(10,329)	—	—	(10,329)
Interest expense, net	173,833	239,947	53,560	467,340
TOTAL OTHER EXPENSE (INCOME), non-operating	163,504	(1,380,124)	—	(1,123,852)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(340,900)	1,544,532	—	1,203,646
PROVISION FOR INCOME TAXES	—	—	—	—
NET (LOSS) INCOME	$(340,900)	$1,544,532	$—	$1,203,646
BASIC (LOSS) INCOME PER SHARE	$(0.10)	—	—	$0.35
DILUTED (LOSS) INCOME PER SHARE	$(0.10)	—	—	$0.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,427,285			3,427,285
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	3,427,285	—	—	4,382,631

NOTE 8: Loans, capital lease and lines of credit

The following table represents the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of June 30, 2015.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of JUN 30, 2015	Balance as of DEC 31, 2014
Ally	02/24/2014	02/10/2019	$43,395	4.01%	$27,802	$31,284
Commercial Credit Group	12/19/2014	12/19/2019	1,940,969	10.00%	1,431,873	1,552,775
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	71,543	95,262
Equify	04/08/2014	05/01/2019	1,480,412	7.10%	1,200,072	1,331,116
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,165,299	2,274,936
Ford credit	02/24/2014	03/16/2016	23,700	4.34%	—	10,129
Ford credit	02/24/2014	09/28/2015	28,700	6.54%	—	10,268
Ford credit	02/24/2014	09/28/2016	44,576	3.74%	—	2,903
Ford credit	02/24/2014	06/05/2016	88,575	7.89%	—	37,253
Ford credit	02/24/2014	02/28/2015	56,372	6.49%	—	9,858
Ford credit	02/24/2014	03/29/2017	73,005	7.89%	—	37,946
Ford credit	02/24/2014	10/29/2015	36,700	6.54%	—	3,829
Ford credit	02/24/2014	10/29/2015	34,400	6.54%	—	3,589
Ford credit	02/24/2014	09/30/2015	94,000	5.74%	—	16,050
Ford credit	02/24/2014	09/16/2016	45,994	8.29%	—	23,049
Ford credit	02/24/2014	08/01/2017	43,110	5.04%	—	33,693
Jimmy B Trucking	08/11/2014	06/11/2015	600,000	10.00%	—	372,109
Rick Gurr/ Gosling Service	08/11/2014	06/11/2015	210,000	10.00%	—	130,238
Mack Financial Services	02/24/2014	03/12/2016	326,746	6.00%	—	98,478
GE Capital	09/01/2014	07/01/2019	213,600	6.96%	182,973	202,093
GE Capital	09/01/2014	12/21/2018	203,789	6.93%	180,307	194,574
GE Capital	09/01/2014	08/01/2016	48,000	9.11%	27,134	42,669
GE Capital	02/24/2014	09/09/2018	189,151	6.42%	114,050	129,135
GE Capital	02/24/2014	07/01/2018	153,944	7.20%	87,634	100,047
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	129,032	155,136
Axis Capital	02/20/2015	02/20/2020	600,000	8.62%	559,248	—
Utica Financial	06/25/2015	06/25/2020	840,406	—	840,406	—
Mack Financial Services	02/24/2014	11/09/2016	347,520	6.00%	135,530	159,427
MACU	02/24/2014	10/26/2018	41,540	2.99%	28,999	33,069
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	121,018	125,108
Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	21,323	31,998
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	4,042,056	4,622,482
Zion’s Bank – LOC	—	—	—	—	422,302	586,621
H&E Equipment	02/24/2014	05/01/2017	176,234	12.00%	101,616	117,799
National Insurance	06/01/2015	05/31/2016	668,233	6.0%	668,233	217,128
Capital lease	01/15/2009	—	33,591	—	33,591	33,591
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000	20,000
Kinney2	11/01/2013	11/01/2015	50,000	12.00%	50,000	50,000
O’Connor	04/01/2009	*	71,000	10.00%	71,000	71,000
Hanley	04/01/2009	*	79,913	10.00%	79,913	79,913
Spiker	12/31/2010	*	9,500	10.00%	9,500	9,500
Jesse	12/31/2010	*	9,760	10.00%	9,760	9,760
Marlow	12/31/2010	*	13,000	10.00%	13,000	13,000
Goss2	02/28/2014	03/09/2016	50,000	10.00%	43,158	50,000
Krochak	07/25/2014	01/25/2015	30,000	10.00%	—	30,000
Krueger	12/09/2014	06/06/2015	15,000	10.00%	—	15,000
Total debt liabilities					12,888,372	13,173,815
Less: current portion					(3,722,991)	(4,507,322)
Total long term liabilities					$9,165,381	$8,666,493

*Payable on demand

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At June 30, 2015, interest was charged at LIBOR + 3.85% (4.04%).  The line of credit has been renewed through January 2016. The line of credit balance as of June 30, 2015 was $422,302.

Mandatorily redeemable common stock

On June 6, 2014, the Company entered into a settlement and release agreement providing for the grant of an aggregate of 53,837 shares of restricted stock in consideration for the settlement of outstanding debt due under a convertible note April 11, 2011, valued at $269,186. In connection with the agreement, the Company agreed to repurchase 20,000 shares of the shares issued for $100,000 within 30 days following the completion of a planned secondary offering. No secondary offering has been commenced as of the date of this report. The agreement further provides that if the Company does not timely purchase the shares in accordance with the agreement then if the said shares have a value of less than $100,000, the holder is entitled to additional shares to compensate up to the $100,000 in value. As such as of June 30, 2015, the Company recognized a mandatorily redeemable common stock to reflect the fair value of the obligation of the $100,000.

NOTE 9: Convertible notes

As of June 30, 2015, the following convertible notes payable are outstanding (see Note 12: Fair Value for information on debt discount):

Description	Balance as of June 30, 2015	Balance as of December 31, 2014
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock. Fixed conversion rate of $2.50 at the discretion of the note holder	$250,000	$250,000
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock. Fixed conversion rate of $2.50 at the discretion of the note holder	245,000	245,000
Convertible note issued on December 16, 2014, at a 12% interest rate per annum for one (1) year, convertible to shares of common stock at $2.00 per share or if the Company’s common stock falls below a certain price, at a discount to market price of Company common stock. Discount on conversion at 40% at the discretion of the note holder	250,000	250,000
Convertible note issued on October 20, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock. Fixed conversion rate of $2.50 at the discretion of the note holder	—	45,000
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock. Discount on conversion at 40% at the discretion of the note holder	149,500	249,500
Convertible note issued on December 16, 2014, at a 8% interest rate per annum for nine (9) months, convertible to shares of common stock at discount to market price of Company common stock.	64,000	104,000
Convertible note issued on June 30, 2015, at a 9% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock.	205,082	—
Convertible note issued on January 30, 2015, at a 8% interest rate per annum for ten (10) months, convertible to shares of common stock at discount to market price of Company common stock. . Discount on conversion at 42% at the discretion of the note holder	64,000	—
Convertible note issued on February 12, 2015, at a 12% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock. Discount on conversion at 30% at the discretion of the note holder	180,000	—
Convertible note issued on February 27, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock. Discount on conversion at 40% at the discretion of the note holder	110,250	—
Convertible note issued on March 12, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock. Discount on conversion at 40% at the discretion of the note holder	55,000	—
Convertible note issued on March 12, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock. Discount on conversion at 40% at the discretion of the note holder	5,000	—
Convertible note issued on March 20, 2015, at a 10% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock. Discount on conversion at 40% at the discretion of the note holder	35,000	—
Convertible note issued on June 3, 2015, at a 6% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock. . Discount on conversion at 42% at the discretion of the note holder	46,000	—
Total	1,658,832	1,143,500
Less: Debt discount	(407,314)	(577,849)
Total Current portion convertible debt	(870,117)	(158,737)
Total Long-term portion of convertible debt	$381,401	$406,914

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

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $180,000 for a purchase price of $125,000 reflecting a $55,000 Original Issue Discount (“OID”). The note matures six-months from the date of issuance. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On February 27, 2015, the Company issued a convertible promissory note in the principal amount of $110,250 for a purchase price of $105,000 reflecting a 5% OID. The note matures one-year from the date of issuance and accrues interest at the rate of 8% per annum increasing to 24% per annum in an event of default. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On March 11, 2015, the Company issued a convertible promissory note in the principal amount of $35,000 in exchange for a convertible promissory note issued to a related party originally issued on July 25, 2014. The note matures one-year from the date of issuance and bears an interest at the rate of 8%. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On March 12, 2015, the Company issued a convertible promissory note in the principal amount of $55,000 for a purchase price of $50,000, reflecting a 10% OID. The note matures one-year from the date of issuance and bears an interest at the rate of 8%. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

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

On June 3, 2015, the Company issued a convertible promissory note in the principal amount of $46,000 to a related party bearing interest at the rate of 6% per annum. The note matures on June 3, 2016 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

On June 30, 2015, the Company issued a convertible promissory note in the principal amount of $205,082. The note replaces a convertible promissory note dated January 31, 2015 in the principal amount of $159,000 that matured on March 31, 2015 and for which there were unpaid fees and interest. The note matures on January 1, 2016 subject to extension of the note at our option until June 30, 2018 provided that certain additional consideration is paid in an amount not less than 108% of the principal outstanding at the issue date. The note bears an interest rate of 9% per annum and interest is payable quarterly within five business days of the end of each quarter. The note may be converted into shares of the Company’s commons stock at a discount to the market price of the Company’s common stock.

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

NOTE 11: Related party transactions

On February 24, 2014, the Company assumed a 6% promissory note in the principal amount of $474,667 issued to a director and a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD. In May 2015, the director added an additional $78,765. As of June 30, 2015, the Company owes an additional $54,120, as expenses that were paid by the director on behalf of the Company. As of June 30, 2015, $607,552 of principal and $40,010 of interest was outstanding.

On February 24, 2014, the Company assumed a 7.05% promissory note in the principal amount of $500,000 issued to a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD.   As of June 30, 2015, $502,841 of principal and $9,597 of interest was outstanding.

On February 27, 2015, the Company amended loans to the Company made by a related party dated April 2, 2014, and April 22, 2014, in the original principal amounts of $50,000 and $28,000, respectively such that the remaining principal was combined into one convertible debenture in the principal amount of $110,000. The debenture matures on January 30, 2020, and bears interest at the rate of 10% per annum. The note may be converted into shares of the Company’s common stock at a discount to the market price of the Company’s common stock.

The Company incurred interest expense of $59,257 and $1,779 during the six-month periods ended June 30, 2015 and 2014, respectively, in connection with these promissory notes and convertible debenture.

The Company’s subsidiary JD also rents its facility; the lease is with a related party for $10,500 per month. For the six months ended June 30, 2015, rent expense was $63,000. This lease is on a month-to-month basis.

NOTE 12: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial liabilities that were subject to fair value measurements consist of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs. Alternate probabilities would have resulted in increases or decreases in the fair value of the debt conversion feature liability:

	Fair value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Derivative liability

Debt conversion feature	$1,060,961	—	—	$1,060,961

Total financial liabilities	$1,060,961	$—	$—	$1,060,961

	Fair value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative liability

Debt conversion feature	$1,189,718	—	—	$1,189,718

Total financial liabilities	$1,189,718	$—	$—	$1,189,718

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended
	JUNE 30, 2015	JUNE 30, 2014
Debt conversion feature:
Beginning balance	$(2,011,258)	$—
Additions	(160,747)	—
Adjustments resulting from changes in fair value recognized in earnings	777,001	—
Settlement through conversion of debt	334,043	—
Ending balance	$(1,060,961)	$—

	Six Months Ended
	JUNE 30, 2015	JUNE 30, 2014
Debt conversion feature:
Beginning balance	$(1,189,718)	$—
Additions	(1,727,705)	—
Adjustments resulting from changes in fair value recognized in earnings	1,494,377	—
Settlement through conversion of debt	362,085	—
Ending balance	$(1,060,961)	$—

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value
	Assets	Liabilities	Valuation Technique(s)	Significant Unobservable Input	Range
Debt conversion feature liability
JUNE 30, 2015	$—	$1,060,961	Binomial option pricing model	Expected term (years)	0.12 – 2.13
				Volatility	303.94%

December 31, 2014	$—	$1,189,718	Binomial option pricing model	Expected term (years)	0.71 – 2.58
				Volatility	271.84%

Debt conversion feature liability

The fair value of the debt conversion feature liability includes the estimated timing of the events as well as the related probabilities of occurrence. The shorter/longer the period estimated to the event, the higher/lower the value of the debt conversion feature liability. The higher/lower the probability of occurrence, the higher/lower the value of the debt conversion feature liability.

NOTE 13: Stockholders’ deficit

Preferred Stock

On September 11, 2014, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.001, the designations, rights and preferences of which is to be determined by the Board of Directors.

Authorized share increase

On July 8, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to Articles of Incorporation to increase its authorized number of shares of common stock from 75,000,000 to 150,000,000. The Certificate of Amendment became effective on July 15, 2015

Common Stock

On December 31, 2014, the Company amended its employment contract with an executive officer of the Company. Per the agreement the Company granted 110,000 shares at a value of $1.65 per share or $181,500. These shares were issued on January 9, 2015.

On December 31, 2014, the Company granted 160,890 shares as a part of conversion of debt. The shares were valued based on the conversion price of $0.20 or $32,178 total value consideration of both principle and interest. These shares were issued on January 9, 2015.

On February 20, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company issued 128,720 shares of the Company’s common stock at a fair value of $0.15 or $19,308.

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

On April 9, 2015, the Company entered into four consulting agreements. Per the terms of the agreements the Company is to issue 10,000 shares, per agreement for a total issuance of 40,000 shares of the Company’s common stock at a fair value of $0.85 or $34,000.

On April 15, 2015, a holder of a note converted a portion of the note. The Company issued 33,333 shares at a value of $0.45 or $15,000.

On April 17, 2015, the Company entered into two consulting agreements. Per the terms of the agreements the Company is to issue 25,000 shares, per agreement for a total issuance of 50,000 shares of the Company’s common stock at a value of $1.01 or $50,500.

On April 23, 2015, a holder of a note converted a portion of the note. The Company issued 16,502 shares at a value of $0.606 or $10,000.

On April 27, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company is to issue 150,000 shares of the Company’s common stock at a fair value of $0.85 or $127,500.

On May 1, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company is to issue 30,000 shares of the Company’s common stock at a fair value of $0.55 or $16,500.

On May 5, 2015, a holder of a note converted a portion of the note. The Company issued 45,045 shares at a value of $0.222 or $10,000.

On May 19, 2015, a holder of a note converted a portion of the note. The Company issued 37,879 shares at a value of $0.132 or $5,000.

On May 21, 2015, a holder of a note converted a portion of the note. The Company issued 75,758 shares at a value of $0.132 or $10,000.

On May 22, 2015, the Company issued to members of the board of directors 1,200,000 shares of the Company’s common stock at a value of $0.45 or $540,000.

On June 1, 2015, a holder of a note converted a portion of the note. The Company issued 50,505 shares at a value of $0.198 or $10,000.

On June 4, 2015, the Company issued to two newly appointed members of the board of directors an aggregate of 200,000 shares, of the Company’s common stock at a value of $0.45 or $90,000, shares were issued on June 16, 2015.

On June 15, 2015, a holder of a note converted a portion of the note. The Company issued 79,366 shares at a value of $0.126 or $10,000.

On June 16, 2015, a holder of a note converted a portion of the note. The Company issued 380,952 shares at a value of $0.105 or $40,000.

On June 19, 2015, a holder of a note converted a portion of the note. The Company issued 47,620 shares at a value of $0.21 or $10,000.

On June 22, 2015, a holder of a note converted a portion of the note. The Company issued 65,873 shares at a value of $0.126 or $8,300.

On June 22, 2015, the Company entered into two consulting agreements. Per the terms of the agreements the Company is to issue one at 25,000 shares and one at 461,539, for the two agreements a total issuance of 486,539 shares of the Company’s common stock at a fair value of $0.28 or $136,231.

On June 25, 2015, a holder of a note converted a portion of the note. The Company issued 127,011 shares at a value of $0.1181 or $15,000.

On June 26, 2015, a holder of a note converted a portion of the note. The Company issued 180,181 shares at a value of $0.1181 or $20,000.

On June 29, 2015, a holder of a note converted a portion of the note. The Company issued 219,106 shares at a value of $0.1141 or $25,000.

Between May 27, 2015 and June 29, 2015, the Company entered into stock purchase agreements providing for the issuance of an aggregate of 3,776,154 shares of common stock plus warrants to purchase an aggregate of 3,776,154 shares of common stock for aggregate consideration of $490,900. The warrants are exercisable for two years from issuance at a 40% discount to the average closing price of our common stock in the 30 trading days prior to exercise. The stock purchase agreements were not fully funded as of June 30, 2015 and therefore the Company has collected funds and has indicated a stock payable in the amount of $255,900.

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

June 30, 2015
Expected volatility	675.65%
Weighted-average volatility	675.65%
Expected dividends	0
Expected term (in years)	1.0
Risk-free rate	0.06%

Non vested warrants	Warrants	Weighted average price of warrants
Granted, non-vested at June 30, 2015	184,000	$0.50

Total granted, non-vested at June 30, 2015	184,000	$0.50

Options

December 31, 2014
Expected volatility	297.60%
Weighted-average volatility	297.60%
Expected dividends	0
Expected term (in years)	1.5
Risk-free rate	0.06%

Non vested options	Options	Weighted average price of Options
Granted, non-vested at December 31, 2014	35,000	$1.65

Total granted, non-vested at December 31, 2014	35,000	$1.65

On December 31, 2014, the Company entered into an amended employment agreement with its Chief Executive Officer providing for the grant of options to purchase 35,000 shares at an exercise price of $0.01 per share. The options have a term of 18 months (based on the terms of the agreement) and begin to vest on the first anniversary of the date of grant. Based on the noted Black-Scholes calculation the Company estimated the weighted average price per options noted in the above table. As of June 30, 2015, the options have not vested however management is expensing the value over the vesting period. As of June 30, 2015, the amount expensed is $9,619, and the unrecognized compensation cost is $48,131.

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

As this is the Company’s first acquisition in the oil and gas industry, management did not have the historical knowledge to be able to estimate its intangible or goodwill items properly and therefore it hired a valuation consultant to estimate and value any intangible assets that may have been in existence as of the date of acquisition. The valuation report provided to management detailed information as to the carrying value of certain intangible assets as a part of the purchase of JD in February 2014. Management has accepted the valuation report and has determined in accordance with FASB ASC 805 there is an additional adjustment to record the additional purchase price allocation at February 24, 2014. The “measurement” period under FASB ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Based on the measurement period the Company re-calculated the fair value of the business acquisition as follows:

ASSETS	FEB 24, 2014
Cash	$104,816
Accounts receivable	1,887,074
Prepaid expense	152,892
Fixed Assets	14,138,387
Intangible assets, net	283,000
Deferred financing fees, net	29,402
LIABILITIES
A/P, accrued, loans and LOC	(14,718,056)
Fair Market Value of Net Identifiable Assets on 2/24/2014	$1,877,515
Purchase Price
Less: stock for consideration	(413,000)
Bargain purchase option	$1,464,515
Less: Bargain purchase option value previously recognized	(1,620,071)
Re-measurement balance of bargain purchase option as of February 24, 2014	$155,556

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As originally reported at JUN 30, 2014	Measurement Period Adjustments		Retrospectively Adjusted JUN 30, 2014
TOTAL OPERATING LOSS	$(12,977)	$—		$(12,977)

OTHER (INCOME) / EXPENSE
Interest expense, net	413,777	—		413,777
Gain on extinguishment of debt	(10,329)	—		(10,329)
Gain on bargain purchase of JD	(1,620,071)	155,556	(1)	(1,464,515)
TOTAL OTHER (INCOME) / EXPENSE	(1,216,623)	155,556		(1,061,067)
NET INCOME	$1,203,646	$155,556		$1,048,090
BASIC (LOSS) INCOME PER SHARE	$0.35	$—		$0.31
DILUTED (LOSS) INCOME PER SHARE	$0.27	$—		$0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,427,285	—		3,427,285
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	4,382,631	—		4,382,631

(1)     Adjustment reflects reduction in gain on bargain purchase under re-measurement as per guidance of FASB ASC 805.

NOTE 15: Subsequent events

On July 6, 2015, a holder of a note converted a portion of the note. The Company issued 184,729 shares at a value of $0.0812 or $15,000.

On July 6, 2015, the Company entered into an agreement with a service provider providing for the issuance of 150,000 shares of the Company’s common stock in consideration for the settlement of a dispute over a failure to pay $10,000 to the service provider.

On July 6, 2015, a holder of a note claimed a deficit. The Company issued 288,601 shares at a value of $0.024 or $6,926.

On July 9, 2015, a holder of a note converted a portion of the note. The Company issued 333,334 shares at a value of $0.06 or $20,000.

On July 10, 2015, a holder of a note converted a portion of the note. The Company issued 307,468 shares at a value of $0.0549 or $16,880.

On July 15, 2015, the Company issued a convertible promissory note in the principal amount of $10,000 to Jeffrey Krueger, a holder of 5% or more of the Company’s common stock. The note bears interest at the rate of 10% per annum and matures on January 15, 2016. The principal and any accrued interest thereon may be prepaid, subject to certain conditions. On or after six months from the date of the note, the note may be converted into shares of the Company’s common stock at a fixed price of $0.05 per share. The note may be prepaid upon ten business days advance notice at a premium of 135%. The note includes certain negative covenants including restrictions on issuance of indebtedness, incurring a lien, amending charter documents, repurchasing capital stock, making a distribution, disposing of significant assets outside the ordinary course, making advances and loans and entering into related party transactions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if the Company is delinquent in its filings with the SEC, cease to be quoted on the OTCQB, or are subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then the Company shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On July 20, 2015, a holder of a note converted a portion of the note. The Company issued 367,884 shares at a value of $0.0398 or $15,000.

On July 21, 2015, a holder of a note converted a portion of the note. The Company issued 360,577 shares at a value of $0.0416 or $15,000.

On July 23, 2015, a holder of a note converted a portion of the note. The Company issued 177,401 shares at a value of $0.0354 or $6,280.

On July 23, 2015, a holder of a note claimed a deficit. The Company issued 1,060,606 shares at a value of $0.024 or $25,455.

On July 28, 2015, a holder of a note converted a portion of the note. The Company issued 416,667 shares at a value of $0.024 or $10,000.

On August 4, 2015, a holder of a note claimed a deficit. The Company issued 220,075 shares at a value of $0.024 or $5,282.

On August 4, 2015, the Company issued a convertible promissory note in the principal sum of up to $250,000 The note contains a 10% original issue discount, and is to be funded in the aggregate amount of $225,000 in tranches at the sole discretion of the holder. The first tranche funded was $50,000. The note has a maturity date of two years from the funding of each tranche and is convertible at the lesser of $0.10 or at a 40% discount to the lowest trade price of the Company’s common stock in the 25 trading days prior to conversion, subject to up to an additional 15% discount in the case conversion shares are not deliverable by Deposit/Withdrawal at Custodian (“DWAC”) and/or we are not DTC eligible. Each tranche is subject to a one-time interest charge of 12% 90 days after its funding. The note can be prepaid by the Company only during the first 90 days following the issuance of each funding tranche. As long as the note is outstanding, if the Company issues any security with terms more favorable than the terms of the note or a term was not similarly provided to the holder of the note, then such more favorable or additional term shall, at the holder’s option, become part of the note. In addition, the holder of the note shall be entitled to piggyback registration rights with respect to the conversion shares. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if the Company loses its status as DTC eligible, the Company is delinquent in its filings with the SEC or fails to meet the requirements to satisfy the availability of Rule 144 to the holder. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then the Company shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On August 6, 2015, a holder of a note converted a portion of the note. The Company issued 584,167 shares at a value of $0.024 or $14,020.

On August 10, 2015, a holder of a note converted a portion of the note. The Company issued 423,566 shares at a value of $0.0244 or $10,337.

On August 11, 2015, a holder of a note converted a portion of the note. The Company issued 423,566 shares at a value of $0.0244 or $10,335.

Between May 27, 2015 and June 29, 2015 we agreed to sell to accredited investors an aggregate of 3,776,154 shares of common stock plus warrants to purchase an aggregate of 3,776,153 shares of common stock for aggregate consideration of $490,900. The warrants are exercisable for two years from issuance at a 40% discount to the average closing price of our common stock in the 30 trading days prior to exercise. Of the shares that we agreed to sell in the offering, Jeffrey Krueger, a holder of 5% or more of our shares of common stock, agreed to purchase 1,538,462 shares of our common stock and warrants to purchase 1,538,462 shares of our common stock for consideration of $200,000. On August 20, 2015 the Company issued 3,776,153 shares of common stock from stock payable.

On August 21, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company issued 120,000 shares of the Company’s common stock at a fair value of $0.11 or $13,200.

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

References to the “Company”, “we”, “our” or “us” include National Energy Services, Inc. and its consolidated subsidiaries, including JD Field Services, Inc. unless the context otherwise requires. References to “NES” are references solely to National Energy Services, Inc.

Executive Overview

National Energy Services, Inc. (“NES”) is a public holding company that intends to serve various market sectors. Currently our market concentration is in the petro-chemical industry. We plan to expand through carefully selected acquisitions. Our goal is to acquire companies with track records of long term, stable, and profitable operations. Each subsidiary operates as its own entity with current management retained. We believe this allows our management to focus on maintaining quality while increasing current levels of revenues and profitability.

On July 8, 2015, National Automation Services, Inc. (the “Company”), filed with the Secretary of State of the State of Nevada a Certificate of Amendment to Articles of Incorporation (the “Certificate of Amendment”) to change its name to “National Energy Services, Inc.” and increase its authorized number of shares of common stock from 75,000,000 to 150,000,000. The Certificate of Amendment becomes effective on July 15, 2015. The name change has been approved by Financial Industry Regulatory Authority (FINRA) and will become effective at the opening of trading on July 15, 2015 under a new ticker symbol “NESV”.

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

As this is the Company’s first acquisition in the oil and gas industry, management did not have the historical knowledge to be able to estimate its intangible or goodwill items properly and therefore we hired a valuation consultant to estimate and value any intangible assets that may have been in existence as of the date of acquisition. The valuation report provided to management details information as to the carrying value of certain intangible assets as a part of the purchase of JD in February 2014. Management has accepted the valuation report and we have determined in accordance with FASB ASC 805 there is an additional adjustment to record the additional purchase price allocation at February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value, and as such we have re-measured the intangible asset value and the gain on our bargain purchase which has been reflected in the fiscal year ended December 31, 2014 and for the six months ended June 30, 2014.

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

We have determined that the conversion features of our debt instruments are derivative instruments because can be exercised at the option of the holder for indeterminate number of shares.

Summary of Consolidated Results of Operations

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

	June 30,
	(unaudited)
	2015	2014	% Change
Revenue	$2,527,474	$4,416,910	(43)%

Cost of revenue	2,616,931	3,974,363	(45)%
Total gross profit	(89,457)	442,547	(27)%

Operating expenses
Selling, general and administrative expenses	662,754	495,166	117%
Professional fees and stock based compensation	2,191,040	125,657	1,644%
Total operating expenses	2,853,794	620,823	426%
Operating loss	(2,943,251)	(178,276)	1,551%

Other (income) expense
Other expense, net	—	(10,329)	(100)%
Change in fair value of derivative liabilities	(777,002)	—	100%
Interest expense, net	1,734,474	288,568	501%
Total other (income) expense	957,472	278,239	244%
Net loss	$(3,900,723)	$(456,515)	754%

Revenue

Revenues primarily consisted of oilfield services/oilfield hauling services revenue. Revenue decreased by $(1,889,436) of $2,527,474 or (43)% during the three months ended June 30, 2015 compared to $4,416,910 during the three months ended June 30, 2014. Revenues for the Company are derived exclusively from JD Field Services (“JD”) operations which we acquired on February 24, 2014. Revenues decreased as a result of the downturn in the oil & gas industry. The downturn in operations affected the subsidiaries revenues for the three months of the second quarter.

Cost of Revenue

Costs of revenue consist of labor and overhead for services provided by JD. Cost of revenue for the three months ended June 30, 2015 decreased by $(1,770,432) or (45)% to $2,203,931 during the three months ended June 30, 2015, compared to $3,974,363 the three months ended June 30, 2014. The Company reduced several key components of our cost of goods as the industry went through a down turn.

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the three months ended June 30, 2015 increased by $580,588 or 117% to $1,075,754 compared to $495,166 during the three months ended June 30, 2014. The increase was primarily attributable to bad debt expense and personnel expenses for the current three months.

Professional fees and related expenses: Professional fees and related expenses consist of accounting, legal and related consulting fees associated with our ongoing business strategy efforts. Professional fees and related expenses for the three months ended June 30, 2015 increased by $2,065,383 or 1,644% to $2,191,040 compared to $125,657 during the three months ended June 30, 2014. The increase is primarily due to expenses related to auditing fees, legal fees and consulting fees for investment relations and increases in share based compensation expense.

Other Expense

Interest expense: Interest expense consists of interest on our outstanding debt, for the three months ended June 30, 2015, we had an increase in interest expense by $1,445,906, or 501%, from $288,568 during the three months ended June 30, 2014 to $1,734,474 during the three months ended June 30, 2015. The increase was primarily attributable to the increase in debt from our subsidiary JD, which we acquired on February 24, 2014, and amortization of debt discount.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

	June 30,
	(unaudited)
	2015	2014	% Change
Revenue	$7,919,707	$6,421,516	23%

Cost of revenue	6,907,737	5,548,641	17%
Total gross profit	1,011,970	872,875	63%

Operating expenses
Selling, general and administrative expenses	852,556	738,317	71%
Professional fees and stock based compensation	2,360,016	147,535	1,500%
Total operating expenses	3,212,572	885,852	309%
Operating loss	(2,200,602)	(12,977)	16,858%
Other (income) expense
Other expense, net	—	(10,329)	(100)%
Gain on acquisition	—	(1,464,515)	(100)%
Change in fair value of derivative liabilities	(1,494,377)	—	100%
Interest expense, net	2,404,187	413,777	481%
Total other expense (income)	909,810	(1,061,067)	(186)%
Net (loss) income	$(3,110,412)	$1,048,090	(397)%

Revenue

Revenues primarily consisted of oilfield services/oilfield hauling services revenue. Revenue increased by $1,498,191 of $7,919,707 or 23 % during the six months ended June 30, 2015, compared to $6,421,516 during the six months ended June 30, 2014. Revenues for the Company are derived exclusively from JD Field Services (“JD”) operations which we acquired on February 24, 2014. Revenues decreased as a result of the downturn in the oil & gas industry. The downturn in operations affected the subsidiaries revenues for the six months of the year.

Cost of Revenue

Costs of revenue consist of labor and overhead for services provided by JD. Cost of revenue for the six months ended June 30, 2015, increased by $1,359,096 or 24 % to $6,907,737 during the six months ended June 30, 2015, compared to $5,548,641 the six months ended June 30, 2014, proportional to the revenues derived from operations.

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the six months ended June 30, 2015, increased by $527,239 or 71% to $1,265,556 compared to $738,317 during the six months ended June 30, 2014. The increase was primarily attributable to bad debt expense and personnel expenses for the current three months.

Professional fees and related expenses: Professional fees and related expenses consist of accounting, legal and related consulting fees associated with our ongoing business strategy efforts. Professional fees and related expenses for the six months ended June 30, 2015 increased by $2,212,481 or 1,500% to $2,360,016 compared to $147,535 during the six months ended June 30, 2014. The increase is primarily due to expenses related to auditing fees, legal fees and consulting fees for investment relations and increases in share based compensation expense.

Other Expense

Interest expense: Interest expense consists of interest on our outstanding debt, for the six months ended June 30, 2015, we had an increase in interest expense by $1,990,410, or 481%, to $2,404,187 as of June 30, 2015 compared to $413,777 to the six months ended June 30, 2014. The increase was primarily attributable to the increase in debt from our subsidiary JD, which we acquired on February 24, 2014, and amortization of our debt discount.

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

Although we had revenues decrease in the three months ended from $4,416,910 in 2014 to $2,527,474 as of June 30, 2015, or (43)% this is attributable to the industry down-turn. However, with our acquisition of JD, our revenues increased to $7,919,707 for the six months ended June 30, 2015 from $6,421,516 during the same period in 2014. This 23% increase over our previous period is part of our overall strategy of growth through our acquisition model.

To help recapitalize the Company, we are pursuing a two-step approach that we expect to continue during 2015 that includes the following:

• Seeking out further of acquisition candidates;

• Refinancing our balance sheet;

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

The following table summarizes our cash flows during the three months ended June 30, 2015 and 2014:

	JUNE 30, 2015	JUNE 30, 2014
Net cash (used in) provided by operating activities	$(100,381)	$1,454,847
Net cash provided by investing activities	$—	$25,586
Net cash provided by (used in) financing activities	$124,320	$(1,403,842)

Net Cash Used in Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 was approximately $95,200 compared to net use $1,454,800 during the six months ended June 30, 2014. The decrease in net cash used in operating activities was primarily due to an increase in payment of consulting expenses in shares of the Company’s stock as well with an improved profitability of JD on a cash basis.

Net Cash Used in Investing Activities

Net cash used by investing activities during the six months ended June 30, 2015 was $0 compared to $25,600 during the three months ended June 30, 2014. The decrease is due to the fact that the company did not enter into any additional cash purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash used by financing activities during the six months ended June 30, 2015 was $(71,300) compared to cash provided by of $(1,403,800) during the six months ended June 30, 2014. The decrease is attributable to additional convertible notes acquired in the six months ended June 30, 2015, and the offset of payments to outstanding notes in the six months ended June 30, 2015.

For the six months ended June 30, 2015, the Company had a working capital deficit of $(9,456,507) and a stockholder’s deficit of $(2,481,507), which raises substantial doubt regarding the Company’s ability to continue as a going concern. We expect that we will need to increase our liquidity and capital resources in order to maintain the profitability of JD and execute our business strategy of acquiring new businesses. Because the outcome of our expansion activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete future acquisitions. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our expansion activities or other activities.

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

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which was originally filed on May 20, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our valuation of our subsidiaries intangible assets were valued appropriately. Subsequent to that evaluation, management identified the material weaknesses in internal control over financial reporting, described below.

Material Weaknesses in Internal Control over Financial Reporting.

We identified the following material weaknesses that existed at March 31, 2015 in addition to the material weaknesses identified in our Annual Report on Form 10-K for the year ended 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over the accounting for business combinations. In particular the Company did not perform adequate review of the accounting and measurement of certain intangible assets acquired through the purchase of JD Field Services, resulting in a restatement of previously issued interim financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014.

The Company did not design and maintain effective controls over the accounting for convertible debt. In particular, the Company did not perform adequate review of the accounting and measurement of the debt conversion feature derivative liabilities in connection with issuance of certain convertible debt, resulting in a restatement of previously issued annual financial statements as of and for the year ended December 31, 2014 and the interim financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014.

Plan for Remediation of the Material Weaknesses

This material weakness did result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2014 and for the quarter ended March 31, 2015. We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls over documentation and review of the inputs and results of our work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of intangible assets including goodwill. In addition, we are designing additional controls over documentation and review of the accounting for convertible debt and the documentation and review of the inputs and results of our work of specialists.

Changes in Internal Controls

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls over documentation and review of the inputs and results of our work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of intangible assets including goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for business combinations and goodwill impairment calculations. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal controls over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in certain of our other filings with the SEC. A material change to the risk factors that appear in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 is set forth below:

We are restating certain prior condensed consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and governmental investigations, events of default, loss of investor confidence, and negative impacts on our stock price.

As reported in our Current Report on Form 8-K dated August 19, 2015, we are restating our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 due to the incorrect valuation of certain intangible assets of our subsidiary, JD, that we acquired in February 2014. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to the triggering of events of default under existing convertible notes, a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our unaudited consolidated financial statements, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of March 31, 2015. Based on this reassessment management has concluded that we continue to not maintain effective internal control over financial reporting as of March 31, 2015 because did not design and maintain effective controls over the accounting for business combinations, in addition to the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. These control deficiencies resulted in the restatement of our unaudited condensed consolidated financial statements as of March 31, 2015. We are actively engaged in developing and implementing remediation plans designed to address this and other material weaknesses. If we are unable to effectively remediate these material weaknesses or we are otherwise unable to maintain effective internal control over financial reporting, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, there were no sales of unregistered securities during the quarter ended June 30, 2015 other than those transactions previously reported to the SEC in our periodic filings and current reports on Form 8-K.

Convertible Notes

On June 3, 2015, we issued a convertible promissory note in the principal amount of $46,000 in consideration for $40,000. In connection with the issuance of the note, we issued a four-year warrant to purchase up to 184,000 shares of common stock at an exercise price of $0.25 per share.

The note bears interest at the rate of 6% per annum and matures on June 3, 2016. The principal and any accrued interest thereon may be prepaid, subject to certain conditions. On or after the date of the note, the note may be converted into shares of our common stock at a conversion price equal to a 47% discount on the average three lowest closing bid prices in the twenty trading days prior to conversion, increasing to 62% if we are not DWAC eligible at the time of conversion. In addition, the conversion price is subject to certain adjustments including mergers. The note may be prepaid during the first 180 days following issuance at premiums ranging from 115% to 140%. The note includes certain negative covenants including restrictions on distributions, repurchases of capital stock, dispositions of significant assets outside the ordinary course and making advances and loans subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the SEC, cease to be quoted on the OTCQB, or restate our financials. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest may increase to 18% per annum. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On June 30, 2015, we issued a convertible promissory note to Energy Management Capital, Inc. (“EMCI”), an entity controlled by former director Sean Sego and brother of Tom Sego, a current director, in the principal amount of $205,082. The note replaces a convertible promissory note dated January 31, 2015 issued to EMCI in the principal amount of $159,000 that matured on March 31, 2015 and for which there were unpaid fees and interest. The note matures on January 1, 2016 subject to extension of the note at our option until June 30, 2018 provided that certain additional consideration is paid in an amount not less than 108% of the principal outstanding at the issue date. The note bears an interest rate of 9% per annum and interest is payable quarterly within five business days of the end of each quarter. Any principal or interest not paid when due shall bear interest at the rate of 18% per annum and accrue $250 per day until the same is paid. The note may be prepaid in whole or in part, subject to certain conditions. After 90 days from the issuance of the note, the note may be converted into shares of our common stock at a fixed conversion price of 135% of the closing price of our common stock on the issue date provided that if the conversion price shall fall to more than 35% below the said fixed price then the conversion price shall a 20% discount to the lowest trade price in the 30 trading days prior to conversion. The note may be prepaid upon five business days advance notice to the holder at premiums of up to 109%. The note includes certain negative covenants including, amending our charter documents, repurchasing our capital stock, making distributions, disposing of significant assets outside the ordinary course, make advances and loans and repay indebtedness, subject to certain exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the SEC or cease to be quoted on the OTCQB.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of agreements and notes, which are filed as exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Conversion of Notes

Between May 19, 2015 and June 30, 2015, holders of convertible promissory notes converted an aggregate principal and interest amount of $149,000 into an aggregate of 1,226,372 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Private Placement

Between May 27, 2015 and June 29, 2015 we agreed to sell to accredited investors an aggregate of 3,776,154 shares of common stock plus warrants to purchase an aggregate of 3,776,154 shares of common stock for aggregate consideration of $490,900. The warrants are exercisable for two years from issuance at a 40% discount to the average closing price of our common stock in the 30 trading days prior to exercise. Of the shares that we agreed to sell in the offering, Jeffrey Krueger, a holder of 5% or more of our shares of common stock, agreed to purchase 1,538,462 shares of our common stock and warrants to purchase 1,538,462 shares of our common stock for consideration of $200,000.

Holders of the shares and warrants have been granted piggyback registration rights with respect to the shares of common stock and shares underlying the warrants sold in the offering. In addition, 3,646,154 shares of common stock that we agreed to sell in the offering are subject to a one-year lock up and holders of such 3,646,154 shares have granted a twelve-month proxy to our Chief Executive Officer to vote and exercise all voting, consent and similar rights to the fullest extent of the holder’s rights over such shares.

Consultant Issuances

On June 22, 2015, we entered into agreements with Jeffrey Krueger and Ron Krochack providing for the issuance of 461,539 and 25,000 shares of our common stock, respectively.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

Convertible Notes

On July 15, 2015, we issued a convertible promissory note in the principal amount of $10,000 to Jeffrey Krueger, a holder of 5% or more of our common stock. The note bears interest at the rate of 10% per annum and matures on January 15, 2016. The principal and any accrued interest thereon may be prepaid, subject to certain conditions. On or after six months from the date of the note, the note may be converted into shares of our common stock at a fixed price of $0.05 per share. The note may be prepaid upon ten business days advance notice at a premium of 135%. The note includes certain negative covenants including restrictions on issuance of indebtedness, incurring a lien, amending charter documents, repurchasing capital stock, making a distribution, disposing of significant assets outside the ordinary course, making advances and loans and entering into related party transactions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the SEC, cease to be quoted on the OTCQB, or are subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On August 4, 2015, we issued a convertible promissory note in the principal sum of up to $250,000 The note contains a 10% original issue discount, and is to be funded in the aggregate amount of $225,000 in tranches at the sole discretion of the holder. The first tranche funded was $50,000. The note has a maturity date of two years from the funding of each tranche and is convertible at the lesser of $0.10 or at a 40% discount to the lowest trade price of our common stock in the 25 trading days prior to conversion, subject to up to an additional 15% discount in the case conversion shares are not deliverable by DWAC and/or we are not DTC eligible. Each tranche is subject to a one-time interest charge of 12% 90 days after its funding. The note can be prepaid by us only during the first 90 days following the issuance of each funding tranche. As long as the note is outstanding, if we issue any security with terms more favorable than the terms of the note or a term was not similarly provided to the holder of the note, then such more favorable or additional term shall, at the holder’s option, become part of the note. In addition, the holder of the note shall be entitled to piggyback registration rights with respect to the conversion shares. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we lose our status as DTC eligible, we are delinquent in our filings with the SEC or fail to meet the requirements to satisfy the availability of Rule 144 to the holder. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

The foregoing are summaries of the notes discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the notes, which are filed as exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Conversion of Notes

Between July 6, 2015 and August 12, 2015, holders of convertible promissory notes converted an aggregate principal and interest amount of $204,515 into an aggregate of 5,148,641 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Consultant Issuances

On July 6, 2015, we entered into an agreement with a service provider providing for the issuance of 150,000 shares of our common stock in consideration for the settlement of a dispute over a failure to pay $10,000 to the service provider.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Convertible Promissory Note dated June 3, 2015 issued to Crown Bridge Partners, LLC

10.2	Convertible Promissory Note dated June 30, 2015 issued to Energy Management Capital, Inc.

10.3	Convertible Promissory Note dated July 15, 2015 issued to Jeffrey Krueger

10.4	Convertible Promissory Note dated August 4, 2015 issued to JMJ Financial

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES, INC.
(Registrant)

Date: September 8, 2015

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)

