Form 10-K/A
period 2014-12-31
National Energy Services, Inc.
filed 2015-09-18
CIK 1415998

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

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes☐      No ☑

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

Documents incorporated by reference: None

EXPLANITORY NOTE

We are filing this Annual Report on Form 10-K/A (the “Amended Filing”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015 (the “Original Filing”). We are amending the Original Filing to restate our audited consolidated financial statements for the fiscal year ended December 31, 2014 due to incorrect accounting of certain convertible notes that we entered into.

In the fourth quarter 2014, we entered into a series of convertible notes with conversion discounts, beneficial conversion features and coupon rates. We determined that we incorrectly accounted for the conversion features of the convertible notes as beneficial conversion features and should have accounted for them as derivatives in accordance with FASB ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires us to bifurcate and separately account for the conversion features as an embedded derivative contained in our convertible notes.  We are required to carry the embedded derivative on our balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  We valued the embedded derivative using a binomial pricing model.

An explanation of the impact on our audited consolidated financial statements, and a detailed reconciliation of amounts as originally reported to restated amounts are contained in Note 2 to the accompanying restated financial statements contained in Part II — Item 8 of this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1A. Risk Factors; and
•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II — Item 8. Financial Statements and Supplementary Data;
•	Part II — Item 9A. Controls and Procedures;
•	Part IV– Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein; we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

2

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

JD Field Services, Inc.

Acquisition Agreement

On February 24, 2014, we entered into a purchase and sale agreement with JD Field Services, Inc. (“JD”) pursuant to which we acquired all of the shares of JD from Jason Jensen and David Gurr, the prior owners for consideration. On March 21, 2014, we amended the purchase and sale agreement to remove a 6 month “unwinding” provision should we not be able to achieve certain benchmarks in repayment of JD debt in the course of 270 days and replaced with the following: (1) we shall pay or assume all outstanding debt of JD, and payment on debt held by JD where the sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if we or JD profits are sufficient to do so; (2) each seller of JD shall receive 6% of the outstanding common stock of NAS, constituting approximately 6% each of the total equity of NAS, but not requiring any fractional shares, or approximately 295,000 shares each; (3) we shall provide to the sellers a power of attorney representing voting rights and control over approximately eighteen percent (18%) of our equity interests holding in reserve, 760,000 shares of our common stock and (4) we shall pay any broker’s commission associated with the purchase of JD interests, up to $500,000.

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

JD’s Business Strategy

JD’s principal business objective is to profitably grow its business and to increase NAS shareholder value. It expects to achieve this objective through execution of the following strategies:

Expand and develop relationships with existing and new customers. JD intends to utilize its deep understanding of the needs of unconventional resource developers and its strategic position in the current oil field play. It also intends to leverage its services relationships with existing drilling customers and its reputation for quality to provide additional services throughout the maintenance of the well-site. JD believes the uniquely broad range of services it offers, as well as its diverse geographic footprint, positions it well to attract new customers and cross-sell services to existing customers. JD plans to continue to invest capital and move resources to meet its customers’ needs. JD believes this strategy will strengthen its overall relationships with its customers and increase market share.

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

JD is covered under policies of insurance that it believes are customary in the industry with customary deductibles or self-insured retentions. However, there are no assurances that this insurance will be adequate to cover all losses or exposure to liability. JD provides workers’ compensation insurance coverage to employees in all states in which it operates. While JD believes these policies are customary in the industry, they do not provide complete coverage against all operating risks. In addition, its insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. The insurance coverage that JD maintains may not be sufficient to cover every claim made against it and may not be available for purchase in the future on terms it considers commercially reasonable, or at all. Also, in the past, insurance rates have been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and self-insured retentions.

JD’s master services agreements include certain indemnification provisions for losses resulting from operations. Generally, JD takes responsibility for its own people and property while its customers take responsibility for their own people, property and liabilities related to the well and subsurface operations, regardless of either party’s negligence or fault.

In general, any material limitations on contractual indemnity obligations arise only by applicable state law or public policy. Many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Utah, Colorado and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us. Please read “Risk Factors—Risks Relating to JD’s Business” in Item 1A of this report.

Safety and Maintenance

JD’s business involves the operation of heavy and powerful equipment, which can result in serious injuries to its employees and third parties and substantial damage to property and the environment. JD has comprehensive health, safety and environmental (“HSE”) and training programs designed to reduce accidents in the workplace and improve the efficiency of its operations. In addition, JD’s largest customers place great emphasis on HSE and the quality management programs of their contractors. JD believes that these factors will gain further importance in the future. JD has directed substantial resources toward employee HSE and quality management training programs as well as its employee review process and have benefited from steadily decreasing incident frequencies.

Regulation of Operations

JD operates under the jurisdiction of a number of federal, state and local regulatory bodies that regulate worker safety standards, the handling of hazardous materials, the transportation of explosives, the protection of the environment and driving standards of operation. Regulations concerning equipment certification create an ongoing need for regular maintenance that is incorporated into our daily operating procedures. Please read “Risk Factors—Risks Relating to JD’s Business” and “Risk Factors—Risks Relating to Oil & Gas Services Industry” in Item 1A of this report.

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

Environmental Matters

JD’s operations are subject to various federal, state and local environmental, health and safety laws and regulations pertaining to the release, emission or discharge of materials into the environment, the generation, storage, transportation, handling and disposal of materials (including solid and hazardous wastes), the safety of employees, or otherwise relating to preservation or protection of human health and safety, pollution prevention or remediation, natural resources, wildlife or the environment. Federal environmental, health and safety requirements that govern its operations include the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act, the Safe Drinking Water Act (“SDWA”), the Clean Air Act (the “CAA”), the Resource Conservation and Recovery Act (“RCRA”), the Endangered Species Act, the Migratory Bird Treaty Act, the Occupational Safety and Health Act, and the regulations promulgated pursuant to such laws.

Federal laws, including CERCLA and analogous state laws may impose joint and several liabilities, without regard to fault or legality of the original conduct, on classes of persons who are considered responsible for releases of a hazardous substance into the environment. These persons may include the current or former owner or operator of the site where the release occurred and persons that generated disposed of or arranged for the disposal of hazardous substances at the site. CERCLA and analogous state laws also authorize the Environmental Protection Agency (the “EPA”), state environmental agencies and, in some cases, third parties to take action to mitigate, prevent or respond to threats to human health or the environment and to seek to recover the costs of such actions from responsible classes of persons.

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

The Federal Water Pollution Control Act (commonly known as “Clean Water Act”) and resulting regulations, which are primarily implemented through a system of permits, govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease hauling wastewaters to facilities owned by others that are the source of water discharges. In addition, the Federal Oil Pollution Act of 1990 (“OPA”) and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term “waters of the United States” has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA may assign strict joint and several liabilities to each responsible party for oil removal costs and for a variety of public and private damages. The OPA also imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

The SDWA and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

JD seeks to manage environmental liability risks through provisions in its contracts with its customers that allocate risks relating to surface activities associated with the fracturing process to it and risks relating to “down-hole” liabilities to its customers. JD’s contracts generally require its customers to indemnify it against pollution and environmental damages originating below the surface of the ground or arising out of water disposal, or otherwise caused by the customer, other contractors or other third parties. In turn, JD’s contracts generally require it to indemnify its customers for pollution and environmental damages originating at or above the surface caused solely by it. JD seeks to maintain consistent risk-allocation and indemnification provisions in its customer agreements to the greatest extent possible. Some of JD’s contracts may, however, contain less explicit indemnification provisions, which would typically provide that each party will indemnify the other against liabilities to third parties resulting from the indemnifying party’s actions, except to the extent such liability results from the indemnified party’s gross negligence, willful misconduct or intentional act.

Federal and state occupational safety and health laws require JD to organize and maintain information about hazardous materials used, released or produced in our operations. Certain portions of this information must be provided to employees, state and local governmental authorities and local citizens. JD is also subject to the requirements and reporting set forth in federal workplace standards.

JD has made and will continue to make expenditures to comply with health, safety and environmental regulations and requirements. These are necessary business costs in the oilfield services industry. Although JD is not fully insured against all environmental, health and safety risks, and our insurance does not cover any penalties or fines that may be issued by a governmental authority, JD maintains insurance coverage which it believes is customary in the industry. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental, health and safety laws and regulations, as well as claims for damages to property or persons, resulting from company operations, could result in substantial costs and liabilities, including administrative, civil and criminal penalties, to it. JD believes that it is in material compliance with applicable health, safety and environmental laws and regulations. JD believes that the cost of maintaining compliance with these laws and regulations will not have a material adverse effect on its business, financial position and results of operations, but new or more stringent regulations could increase the cost of doing business and could have a material adverse effect on our business. Please read “Risk Factors—Risks Relating to JD’s Business” and “Risk Factors—Risks Relating to Oil & Gas Services Industry” in Item 1A of this report.

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

You may also read and copy any of these materials at the SEC’s Public Reference Room at 100 F. Street, NE, Room 1580 Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Alternatively, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We financed our operations exclusively through private placements of common stock and convertible debt and have historically incurred losses. For the years ended December 31, 2014 and 2013, we incurred a net loss of $(268,999) and $(280,596). From our inception in October 2, 2007 through December 31, 2014, we had an accumulated deficit of $16.3 million. We may never achieve profitability.  If we are able to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to become profitable or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our significant working capital deficiency and net losses have raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our significant working capital deficiency and net losses have raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We are restating our financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and governmental investigations, events of default, loss of investor confidence, and negative impacts on our stock price.

                As set forth in this Amended Filing, we are restating our audited consolidated financial statements for the year ended December 31, 2014 due to incorrect accounting of certain convertible notes that we entered into. In addition, we are separately restating our unaudited condensed consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 due to the incorrect valuation of certain intangible assets of our subsidiary, JD, that we acquired in February 2014 and the incorrect accounting of certain convertible notes that we entered into. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to the triggering of events of default under existing convertible notes, a loss of investor confidence and have negative impacts on the trading price of our common stock.

Execution of our business strategy is capital intensive, and we will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our expansion activities.

As of December 31, 2014, we had cash of $72,165 and a working capital deficiency of $(8,217,213). Because the outcome of our expansion activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete future acquisitions. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our expansion activities or other activities.

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

If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses related to a lack of segregation of duties within accounting functions. In addition, management has determined that we did not design and maintain effective controls over the accounting for convertible debt and accounting for business combinations.

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

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

JD typically enters into agreements with its customers governing the provision of JD’s services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of JD, which could have a material adverse effect on our business, financial condition and results of operations.

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

For the transportation and relocation of oilfield services equipment and our fluid handling operations, JD operates trucks and other heavy equipment. Therefore, JD is subject to regulation as a motor carrier by the U.S. Department of Transportation and by various state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over JD’s trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact JD’s operations, such as changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for medium- and heavy-duty trucks. On September 15, 2011, the NHTSA and the EPA published regulations that regulate fuel efficiency and greenhouse gas emissions from medium- and heavy-duty trucks, beginning with vehicles built for model year 2014. As a result of these regulations, JD may experience an increase in costs related to truck purchases and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to JD’s trucking operations will be enacted and to what extent any such legislation or regulations could increase JD’s costs or otherwise adversely affect our business, financial condition and results of operations.

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

Our business strategy depends in large part on our ability to identify and acquire suitable companies, to expand our current expertise into the markets of our acquired companies, and to capitalize on the expertise of these companies to obtain new business in our current markets. We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

•	failure to identify attractive targets in the marketplace;
•	incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;
•	failure to obtain acceptable financing;
•	restrictions in our debt agreements;
•	failure to integrate successfully the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;
•	and diversion of management’s attention from existing operations or other priorities.

The acquisition transactions may also result in the following:

•	issuance of additional stock that would further dilute our current stockholders’ percentage ownership;
•	incurring debt;
•	assumption of unknown or contingent liabilities;
•	negative effects on reported operating results from acquisition-related charges and
•	amortization of acquired technology, goodwill and other intangibles.

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

The reverse stock split of our outstanding common stock is intended to increase the market price of our common stock. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock.

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

Our success is highly dependent on our ability to attract and retain qualified management personnel. We are highly dependent on our management, including Robert Chance, our CEO, and Jeremy Briggs, our CFO. The loss of the services of their services would have a material adverse effect on our operations and we do not maintain any “key man” insurance on them.  If we were to lose Mr. Chance or Mr. Briggs, or any other key employees or consultants, we may experience difficulties in competing effectively and executing on our business strategy.

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

ITEM 1B:              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:              PROPERTIES

Our corporate offices are located at 8965 S Eastern Ave, Las Vegas NV 89123. We rent 300 square feet of space in a corporate building at a current monthly rent of $750. Our lease expires July 2015, with an option of renewal. Our subsidiary JD also rents their production facility located at 2080 S 1500 E Vernal, Utah 84078 at a current monthly rent of $10,500. The lease does not have expiration and is with a related party.

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

On February 28, 2014, we issued two convertible promissory notes in the aggregate principal amount of $100,000 bearing interest at a flat rate of 10%, both of which mature on November 28, 2014. The notes may be converted into shares of our common stock at a conversion price equal to a 25% discount to the lowest closing price in the 10 days trading days prior to conversion. The note contains a call protection feature. In addition, if we incur any subsequent debt financing that allows the payment of the notes while still providing us with sufficient capital to operate fully, then the holder may demand repayment in full. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the holder may accelerate all payments due under the notes by declaring all amounts so due, whereupon the same will become immediately due and payable. As part of the issuance of one of the notes, we are required to Sean Sego as either an officer of or member of our board for the duration of the note. On March 15, 2015, one of the notes for $50,000 was amended to provide for repayment at $5,000 per month beginning April 9, 2015 and the interest rate was increased to 15%.

On July 25, 2014, we issued a short term 60-day promissory note in the aggregate amount of $35,000, which bore interest equal to a flat fee of $5,000. Subsequently on September 30, 2014, the note was amended such that the maturity date was extended to December 31, 2014, after which the note has been deemed due on demand, and the note bears an interest of 10% per annum. The note may be prepaid, subject to certain conditions. The note may be converted into shares of common stock at a conversion price equal to the 10 day average closing price prior to the provision of the notice of conversion, and such notice must be provided to the Company within 10 day of the anniversary of the issuance date or maturity date, whichever may apply. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.

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

On February 28, 2014, we entered into a purchase and sale agreement with JD Field Services (“JD”), our first acquisition in the petro-chemical industry. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. They are licensed in all states west of the Mississippi River including Alaska to do trucking, but are focused primarily in the Rocky Mountain Region. Oilfield services provided include heavy haul, water haul, and rig moving services as well as equipment, supplies, and specialty long hauling services. JD also provides oil and gas equipment rental services, hot shot, roustabout services and construction site development services. JD also operates a fabrication division that builds special-order oil and gas equipment and trucks for customers.

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

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Derivative Financial Instruments

We evaluate our convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under FASB ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FASB ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with FASB ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of FASB ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. We utilized a binomial model that value the derivative liability within the notes based on a probability weighted discounted cash flow model. We utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions (For additional information see Note 13: Fair value).

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

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for years ended December 31, 2014 and 2013:

	2014	2013	% Change
Revenue	$17,659,460	$—	100%
Less: returns and allowances	(45,768)	—	(100)%
Total net revenue	17,613,692	—	100%

Cost of revenue	14,484,162	—	100%
Total gross profit	3,129,530	—	100%

Operating expenses
Selling, general and administrative expenses	1,866,529	177,790	950%
Professional fees and related expenses	612,790	463,626	32%
Forgiveness of accrued officer compensation	(112,645)	(435,446)	(74)%
Total operating expenses	2,366,674	(205,970)	1,249%
Operating income (loss)	762,856	(205,970)	(470)%

Other income	(77,169)	—	100%
Gain on extinguishment of debt	(10,334)	(206,835)	(95)%
Gain on change in fair value of derivative liabilities	(51,172)	—	100%
Gain on acquisition	(1,620,071)	—	100%
Interest expense, net	2,216,289	281,461	687%
Loss on disposal of fixed assets	574,312	—	100%
Total other expense	1,031,855	74,626	1,283%
Net income (loss)	$(268,999)	$(280,596)	(4)%

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

Interest expense: Interest expense consists of interest on our debt holdings, for the year ended December 31, 2014, we had an increase in interest expense by $1,934,828, or 687%, to $2,216,289, compared to $281,461 during the year ended December 31, 2013. The increase was due to our derivatives and the allocation of additional expenses for these notes calculated under derivative accounting.

Net Income

As a result of the foregoing, we had net loss of $(268,999) for the year ended December 31, 2014 compared to a net loss of $(280,596) for the year ended December 31, 2013.

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

For the fiscal year ended December 31, 2014, we had a working capital deficit of $8,217,213 and a stockholders’ deficit of $1,401,307, which raises substantial doubt regarding our ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The Company has seen growth for the fiscal year of 2014. With our acquisition of JD, our revenues increased to $17,613,000 (rounded) for the fiscal year 2014 from $0 at fiscal year end 2013. This is a 100% increase over our previous period and shows the growth strategy of our acquisition model. So too did the Company’s gross profit margin increase quarterly throughout 2014: (i) March 31, 2014 we earned $411,400, (ii) June 30, 2014 we earned $842,000 (iii) September 30, 2014 we earned $2,077,300 and at the end of the fiscal year when we presented $3,130,000 (rounded) compared to $0 at fiscal year end 2013. This provided us with net income from our operations for fiscal year end in the amount of $312,000 compared to $0 for the same period 2013.

We have also increased our exposure to the investment community and have seen returns in the form of increased convertible note sales which have provided additional capital in the amount of $1.7 million through the date of this filing to spur our re-capitalization strategy. Moreover, we have taken a 3 step approach to completion of our business strategy to continue in the fiscal year of 2015.

•	Submission to FINRA for our 200:1 reversal stock split (approved December 11, 2014)
•	Submission to NYSE Markets for uplifting to new stock trading platform
•	Refinancing our balance sheet

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

The following table summarizes our cash flows during the years ended December 31, 2014 and 2013:

	2014	2013
Net cash provided (used) by operating activities	$2,826,000	$(260,200)
Net cash used by investing activities	$353,700	$—
Net cash (used) provided by financing activities	$(3,125,300)	$277,200

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

In our report dated April 10, 2015 we expressed an opinion that the 2014 financial statements did not raise substantial doubt about the Company’s ability continue as a going concern. In association with the information described in Note 2, we noted that the financial results of the Company were materially different than originally forecasted. Accordingly, our present opinion on the 2014 financial statements, as presented herein, is different than expressed in our previous report by including the emphasis of matter paragraph related to going concern below.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has a significant working capital deficiency and continued losses. This raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Keeton CPA

Keeton CPA

Henderson, NV

April 10, 2015, except as to Notes 1, 2, 4, 9, 12, 13 and 15 which is as of September 18, 2015.

NATIONAL AUTOMATION SERVICES, INC., CONSOLIDATED BALANCE SHEETS
	DEC 31, 2014	DEC 31, 2013
ASSETS	(restated)
CURRENT ASSETS
Cash	$72,165	$17,696
Accounts receivable, net	1,660,227	—
Other receivables	60,000	—
Prepaid expenses	1,353,033	—
Total current assets	3,145,425	17,696
Property, plant and equipment, net	16,683,881	—
Security deposit	750	—
Deferred financing fees, net	189,349	—
TOTAL ASSETS	$20,019,405	$17,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,294,325	$2,452,798
Current portion of loans, capital leases and line of credit	4,507,322	94,517
Convertible debt, net of discount of $444,544 and $0	158,737	173,580
Derivative liability	1,189,718	—
Mandatorily redeemable contingent liability	100,000	—
Current portion of related party payable	112,536	172,173
Total current liabilities	11,362,638	2,893,068
LONG TERM LIABILITIES
Convertible debt, net of discount of $133,205 and $0	406,914	—
Long term related party payable	984,667	—
Long term loans, capital leases	8,666,493	169,500
Total liabilities	21,420,712	3,062,568
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding, net	—	—
Common stock $0.001 par value, 75,000,000 authorized, 4,019,738 and 3,079,936 shares issued outstanding, net	4,020	3,080
Additional paid in capital	14,924,999	12,671,481
Stock payable	33,278	375,172
Accumulated deficit	(16,363,604)	(16,094,605)
Total stockholders’ deficit	(1,401,307)	(3,044,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,019,405	$17,696

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	DEC, 31, 2014	DEC, 31, 2013
	(restated)
REVENUE	$17,659,460	$—
Less: returns and allowances	(45,768)	—
NET REVENUE	17,613,692	—

COST OF REVENUE	14,484,162	—
GROSS PROFIT	3,129,530	—

OPERATING EXPENSES
Selling, general and administrative expenses	1,866,529	177,790
Professional fees and related expenses	612,790	463,626
Forgiveness of accrued officer compensation	(112,645)	(435,446)
TOTAL OPERATING EXPENSES	2,366,674	205,970

OPERATING INCOME (LOSS)	762,856	(205,970)

OTHER INCOME, non-operating
Other income	(77,169)	—
Gain on extinguishment of debt	(10,334)	(206,835)
Change in fair value of derivative liabilities	(51,172)	—
Gain on bargain purchase acquisition of JD	(1,620,071)	—
TOTAL OTHER INCOME, non-operating	(1,758,746)	(206,835)

OTHER EXPENSE, non-operating
Interest expense, net	2,216,289	281,461
Loss on disposal of fixed assets	574,312	—
TOTAL OTHER EXPENSE, non-operating	2,790,601	281,461

LOSS BEFORE PROVISION FOR INCOME TAXES	(268,999)	(280,596)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(268,999)	$(280,596)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	3,705,626	2,160,449

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.,

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (restated)

	Common Stock		Additional Paid-in	Stock Payable /	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
		$0.001 par value
Balance at December 31, 2012	1,682,124	$1,682	$12,238,356	$34,985	$(15,814,009)	$(3,538,986)

Stock for cash, net of offering costs	65,000	65	64,935	(5,000)	—	60,000
Stock for conversion of debt	398,466	399	138,203	—	—	138,602
Stock for services	934,346	934	225,487	1,015	—	227,436
Stock for accrued salaries	—	—	—	344,172	—	344,172
Convertible note (BCF)	—	—	4,500	—	—	4,500
Net loss					(280,596)	(280,596)
Balance at December 31, 2013	3,079,936	$3,080	$12,671,481	$375,172	$(16,094,605)	$(3,044,872)

Stock for services	119,709	120	510,502	(374,072)	—	136,550
Stock for conversion of debt	57,029	57	287,276	32,178	—	319,511
Stock issued for acquisition	590,000	590	412,410	—	—	413,000
Mandatorily redeemable contingent liability	—	—	(100,000)	—	—	(100,000)
Stock for prepaid services	150,000	150	1,093,350	—	—	1,093,500
200:1 reverse split	3,064	3	—	—	—	3
Stock for deferred financing fees	20,000	20	49,980	—	—	50,000
Net income					(268,999)	(268,999)
Balance at December 31, 2014	4,019,738	$4,020	$14,924,999	$33,278	$(16,363,604)	$(1,401,307)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	DEC, 31, 2014	DEC 31, 2013
Operating Activities	(restated)
Net income (loss)	$(268,999)	$(280,596)
Cash used by operating activities
Depreciation and amortization	1,255,574	—
Amortization of debt discount on notes payable	25,880	9,568
Change in fair value of derivative	586,418
Allowance for doubtful accounts	68,292	—
Stock issued for services	136,550	227,436
Forgiveness of accrued officer compensation	(112,645)	(435,446)
Gain on debt extinguishment	(10,334)	(206,835)
Loss on disposal of fixed assets	574,312	—
Gain on bargain purchase of JD Field Services	(1,620,071)	—
Changes in assets
Accounts receivables	597,110	—
Other assets	(750)	—
Prepaid expenses	337,914	—
Changes in liabilities
Accounts payable and accrued liabilities	1,256,784	425,716
Cash provided by (used for) operating activities	2,826,035	(260,157)

Investing Activities
Cash retained by subsidiary	104,816	—
Proceeds from sale of assets	689,000	—
Cash paid for fixed assets	(440,119)	—
Cash provided by investing activities	353,697	—

Financing activities
Proceeds from sale of stock, net of offering costs	—	60,000
Proceeds from line of credit	8,120,730	—
Proceeds from convertible notes payable	603,500	38,500
Proceeds on note payable	630,000	219,500
Proceeds from related party debt	78,000	—
Deferred financing fees	(160,000)	—
Payments on convertible notes	(25,500)	—
Payments for note payable	(3,940,215)	(40,800)
Payments for leases	(453,293)	—
Payments on line of credit	(7,937,485)	—
Payments on related party debt	(41,000)	—
Cash (used for) provided by financing activities	(3,125,263)	277,200
Increase in cash	54,469	17,043
Cash at beginning of the year	17,696	652

Cash at end of the year	$72,165	$17,696

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$894,423	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$413,000	$—
Capitalized leases	$132,000	$—
Financed assets	$4,583,076	$—
Stock for conversion of debt and interest	$319,512	$138,602
Financed prepaid insurance	$504,555	$—
Stock issued for prepaid services	$1,093,500	$29,985
Stock issued for deferred financing fees	$50,000	$—
Debt discount on convertible debt	$602,580	$4,500
Stock for conversion of accrued salaries	$—	$344,172
Mandatorily redeemable contingent liability	$100,000	$—
Write off allowance of doubtful accounts	$1,991,360	$—
Derivative liability	$603,300	$—

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

Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under FASB ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FASB ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with FASB ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of FASB ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized binomial models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

NOTE 2: Restatement of Prior Periods

In the fourth quarter 2014, the Company entered into a series of convertible notes with conversion discounts, beneficial conversion features and coupon rates. The Company determined that it incorrectly accounted for the conversion features of the convertible notes as beneficial conversion features and should have accounted for them as derivatives in accordance with FASB ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in its convertible notes.  The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company valued the embedded derivative using a binomial pricing model.

The effect of the restatement on the consolidated balance sheets, the consolidated statements of income and consolidated statements of cash flows for the fiscal year ended December 31, 2014 are presented in the following tables:

ASSETS	As originally reported at DEC 31, 2014	Adjustments		As restated DEC 31, 2014
TOTAL ASSETS	$20,019,405	—		$20,019,405

Derivative liability	—	1,189,718	(1)	1,189,718
Convertible notes, net of discount	701,206	(135,555	)(1)	565,651
Other liabilities	19,665,343	—		19,665,343
TOTAL LIABILITIES	$20,366,549	1,054,163		$21,420,712
EQUITY
Common stock	4,020			4,020
Additional paid in capital	15,398,073	(473,074	)(1)	14,924,999
Stock payable	33,278	—		33,278
Accumulated deficit	(15,782,515)	(581,089	)(1)	(16,363,604)
TOTAL EQUITY	(347,144)	1,054,163		(1,401,307)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$20,019,405			$20,019,405

(1)     Adjustment reflects correction of an error.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As originally reported at DEC 31, 2014	Adjustments		As restated DEC 31, 2014
TOTAL OPERATING INCOME	$762,856	$—		$762,856

OTHER (INCOME) / EXPENSE
Other income	(77,169)	—		(77,169)
Gain on extinguishment of debt	(10,334)	—		(10,334)
Gain on bargain purchase acquisition of JD	(1,620,071)	—		(1,620,071)
Interest expense, net	1,584,028	632,261	(1)	2,216,289
Gain on change in fair value of derivative liabilities	—	(51,172	)(1)	(51,172)
Loss on disposal of fixed assets	574,312	—		574,312
TOTAL OTHER (INCOME) / EXPENSE	450,766	581,089		1,031,855
NET INCOME (LOSS)	$312,090			$(268,999)
BASIC (LOSS) INCOME PER SHARE	$0.08			$(0.07)
DILUTED (LOSS) INCOME PER SHARE	$0.06			$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,705,626			3,705,626
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTIVE	5,319,186			3,705,626

(1)     Adjustment reflects correction of an error.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	As originally reported at DEC 31, 2014	Adjustments		As restated DEC 31, 2014
Net (loss) income	$312,090	(581,089	)(1)	$(268,999)
Cash used by operating activities
Amortization of debt discount on notes payable	—	25,880	(1)	25,880
Change in fair value of derivative	—	586,418	(1)	586,418
Accretion of convertible notes BCF	31,209	(31,209	)(1)	—
Depreciation and amortization	1,255,574	—		1,255,574
Cash provided (used) by operating activities	2,826,035	—		2,826,035

Cash used for investing activities	353,697	—		353,697

Cash (used) provided by financing activities	(3,125,263)	—		(3,125,263)

Increase (decrease) in cash	54,469	—		54,469
Cash at beginning of the year	17,696	—		17,696
Cash at the end of the year	$72,165			$72,165
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Debt discount on convertible debt	$—	$602,580	(1)	$602,580
Beneficial conversion feature on convertible debt	$(473,072)	$473,072	(1)	$—
Derivative liability	$—	$603,300	(1)	$603,300

(1)     Adjustment reflects correction of an error.

NOTE 3: Recently adopted and recently issued accounting guidance

Adopted

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. This standard was adopted on December 31, 2014.

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

NOTE 4: Liquidity resources and future capital requirements

For the fiscal year ended December 31, 2014, the Company had a working capital deficit of $8,217,213 and a stockholders’ deficit of $1,401,307, which raises substantial doubt regarding the Company’s ability to continue as a going concern.

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

	DEC 31, 2014	DEC 31, 2013
Net cash provided (used) by operating activities	$2,826,000	$(260,200)
Net cash used by investing activities	$353,700	$—
Net cash (used) provided by financing activities	$(3,125,300)	$277,200

	DEC 31, 2014	DEC 31, 2013
Total net (loss)	$(268,999)	$(280,596)

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the Company has analyzed its cash needs for the next twelve months. The Company believes that its current cash position and forecasted cash flow from operations is adequate to meet its cash requirements for at least the next twelve months.

NOTE 5: Accounts receivable, net

	DEC 31,	DEC 31,
	2014	2013
Accounts receivable	$1,748,898	$—
Less: allowance for doubtful accounts	(88,671)	—
Total	$1,660,227	$—

NOTE 6: Other receivable

In August 2014, the Company entered into a term sheet agreement to acquire additional funds for repayment of debt and capital purchases. There was a required deposit in the amount of $70,000 for the agreement to be executed. As of September 30, 2014, the Company recognized that the execution of the term sheet was not viable and therefore the Company asked for a return of the deposit as of December 31, 2014, $10,000 has been returned to us.

NOTE 7: Property, plant & equipment, net

	DEC 31,	DEC 31,
	2014	2013
Buildings	$78,927	$—
Furniture and fixtures	46,923	—
Vehicles	4,479,273	—
Machinery and equipment	13,234,926	—

Less: Accumulated depreciation	(1,156,168)	—
Total	$16,683,881	$—

Depreciation expense for the fiscal year ended December 31, 2014, was $ 1,214,390 and for the year ended December 31, 2013, was $0.

NOTE 8: Loans, capital lease and lines of credit

The following tables represent the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of December 31, 2014. The Company acquired the debt as a part of the JD acquisition.

Description	Loan date		Maturity date		Original amount of loan	Interest rate	Balance as of DEC 31, 2014
Ally	02	/24/2014	02	/10/2019	$43,395	4.01%	$31,284
Commercial Credit Group	12	/19/2014	12	/19/2019	1,940,969	10.00%	1,552,775
Cat Financial	02	/24/2014	11	/09/2016	186,549	5.95%	95,262
Equify	04	/08/2014	05	/01/2019	1,480,412	7.10%	1,331,116
Phil Timothy	02	/24/2014	03	/28/2023	2,650,000	6.00%	2,274,936
Ford Credit	02	/24/2014	03	/16/2016	23,700	4.34%	10,129
Ford Credit	02	/24/2014	09	/28/2015	28,700	6.54%	10,268
Ford Credit	02	/24/2014	09	/28/2016	44,576	3.74%	2,903
Ford Credit	02	/24/2014	06	/05/2016	88,575	7.89%	37,253
Ford Credit	02	/24/2014	02	/28/2015	56,372	6.49%	9,858
Ford Credit	02	/24/2014	03	/29/2017	73,005	7.89%	37,946
Ford Credit	02	/24/2014	10	/29/2015	36,700	6.54%	3,829
Ford Credit	02	/24/2014	10	/29/2015	34,400	6.54%	3,589
Ford Credit	02	/24/2014	09	/30/2015	94,000	5.74%	16,050
Ford Credit	02	/24/2014	09	/19/2016	45,994	8.29%	23,049
Ford Credit	09	/01/2014	08	/01/2017	43,110	5.04%	33,693
GE Capital	09	/01/2014	08	/01/2019	213,600	6.96%	202,093
GE Capital	09	/01/2014	08	/01/2020	203,789	6.93%	194,574
GE Capital	09	/01/2014	08	/01/2016	48,000	9.11%	42,669
GE Capital	02	/24/2014	10	/10/2018	189,151	6.42%	129,135
GE Capital	02	/24/2014	07	/01/2018	153,944	7.20%	100,047
John Deere Financial	02	/24/2014	09	/26/2017	262,350	4.00%	155,136
Jimmy B Trucking	08	/11/2014	06	/11/2014	600,000	10.00%	372,109
Mack Financial Services	02	/24/2014	03	/12/2016	326,746	6.00%	98,478
Mack Financial Services	02	/24/2014	11	/09/2016	347,520	6.00%	159,427
MACU	02	/24/2014	10	/26/2018	41,540	2.99%	33,069
Rick Gurr/Gosling Service	08	/11/2014	06	/11/2014	210,000	10.00%	130,238
Zion’s Bank	02	/24/2014	10	/15/2026	150,000	4.86%	125,108
Zion’s Bank	02	/24/2014	10	/10/2016	101,091	4.57%	31,998
Zion’s Bank	02	/24/2014	09	/30/2017	7,680,000	4.57%	4,622,482
Zion’s Bank – LOC		—		—	—	—	586,695
H&E Equipment	02	/24/2014	05	/01/2017	176,234	12.00%	117,799
National Insurance	06	/01/2014	05	/31/2015	504,555	6.00%	217,128
South Bay Capital	07	/25/2008		—	10,926	12.00%	10,926
Capital lease	01	/15/2009		—	33,591	—	33,591
Goss	09	/19/2013	09	/19/2016	20,000	12.00%	20,000
Kinney2	11	/01/2013	10	/31/2014	50,000	12.00%	50,000
O’Connor	04	/01/2009		—	71,000	10.00%	71,000
Hanley	04	/01/2009		—	79,913	10.00%	79,913
Spiker	12	/31/2010		—	9,500	10.00%	9,500
Jesse	12	/31/2010		—	9,760	10.00%	9,760
Marlow	12	/31/2010		—	13,000	10.00%	2,000
Goss2	02	/28/2014	11	/28/2014	50,000	10.00%	50,000
Krochak	07	/25/2014		—	30,000	10.00%	30,000
Krueger	12	/09/2014	06	/06/2015	15,000	10.00%	15,000
Total debt liabilities							13,173,815
Less: current portion							4,507,322
Total long term liabilities							$8,666,493

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

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt liabilities	$15,515,007	$5,323,888	$8,151,211	$1,255,511	$784,397
Total contractual obligations	$15,515,007	$5,323,888	$8,151,211	$1,255,511	$784,397

NOTE 9: Convertible notes

As of December 31, 2014, the following convertible notes payable are outstanding:

Description	Balance as of DEC 31, 2014	Interest accrued
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	250,000	7,479
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	245,000	7,330
Convertible note issued on October 20, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	45,000	1,065
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at $2.00 per share or if the Company’s common stock falls below a certain price, at a discount to market price of Company common stock.	249,400	1,233
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	250,000	1,025
Convertible note issued on December 16, 2014, at a 8% interest rate per annum for nine (9) months, convertible to shares of common stock at discount to market price of Company common stock.	104,000	342
Total	1,143,400	$18,474
Less: Debt discount	(577,749)
Less: Current portion convertible debt	(158,737)
Total Long-term portion of convertible debt	$406,914

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

On June 13, 2014, the Company granted 53,837 shares of restricted common stock in consideration for the convertible note dated April 11, 2011, (and in mutual agreement between the Company and note holder) in the amount of $124,000 principle and $145,186 in accrued interest. As of September 30, 2014, the Company has issued these shares to convert the debt and interest (see Note 8: Mandatorily redeemable common stock).

October 1, 2014, the Company entered into Convertible note issued at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock. This convertible note replaced non-convertible debt entered into on September 4, 2014 for the same principle amount $250,000.

October 1, 2014, the Company entered into Convertible note issued at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock. This convertible note replaced non-convertible debt entered into on September 4, 2014 for the same principle amount $245,000.

October 20, 2014, the Company entered into Convertible note issued at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.

On December 31, 2014, the Company converted its note of July 10, 2013, valued at $32,178 which includes principle and interest on the note, into 160,890 shares of common stock.

NOTE 10: Operating lease agreement

On June 21, 2014, the Company entered into an operating lease agreement for our corporate offices located in Las Vegas, Nevada. The operating lease runs from July 1, 2014 for twelve (12) months to June 30, 2015 with a non-related third party for $750 per month with no annual increase. Our subsidiary JD rents their facility from a related party (see Note 11: Related party transactions).

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

Our subsidiary JD also rents their facility; the lease is with a related party for $10,500 per month. For the year ended December 31, 2014, rent expense was $126,000. This lease has no term limit.

NOTE 12: Income tax

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our current historical cumulative losses, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. As such, we are quarterly reviewing our results of operations to adjust the allowances as appropriate.

At December 31, 2014 and 2013, the Company had federal and state net operating loss (“NOL”) carry-forwards of approximately $19,539,000 and $7,313,000, respectively, which begin to expire in 2027. The components of net deferred tax assets, including a valuation allowance, are as follows (rounded):

	Year Ended December 31,
	2014	2013*
Deferred tax asset:
Net operating loss carry forward	$11,982,500	$2,559,600
Stock based compensation	—	—

	11,982,500	2,559,600

Total deferred tax assets	11,982,500	2,559,600
Less: valuation allowance	(11,982,500)	(2,559,600)
Net Deferred Tax Assets	$—	$—
*The Company completed an analysis of ownership changes under Section 382 of the Code. The analysis brought current the correct valuation allowance and deferred tax, see paragraph concerning the Section 382 analysis below.

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $11,982,500 and $2,559,600, respectively. Reconciliation between the statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2014	2013

Federal statutory tax rate	33%	35%
State taxes, net of federal benefit	5%	7%
Valuation allowance	(38)%	(42)%
Effective tax rate	0%	0%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has accrued for interest and penalties in the amount of approximately $147,200 and $155,600 for December 31, 2014 and 2013, respectively. This interest and penalties are in relation to payroll tax remittances that, due to cash constraints for NAS and were unable to be made for payroll paid prior to 2011, and past payroll tax IRS audit findings for our dormant subsidiaries, we are currently working to cure this obligation. Our current subsidiary JD still has a payroll tax payable for the fourth quarter 2014; we are currently working to cure this obligation.

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before December 31, 2007. The U.S. federal returns are considered open tax years for years 2008 - 2014. There are currently no corporate tax filings under examination by IRS tax authorities and the 2014 US return will be filed before the extension deadline in 2015.

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

NOTE 13: Fair Value

In accordance with authoritative guidance, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial liabilities that were subject to fair value measurements consist of debt conversion feature that have been recorded as a liability based on Level 3 unobservable inputs. The fair value of the debt conversion feature liability required management to make assumptions about the probability of the occurrence of a capital stock issuance by the Company. Alternate probabilities would have resulted in increases or decreases in the fair value of the debt conversion feature liability:

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

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended December 31, 2014 and 2013:

	FISCAL YEAR ENDED
	DEC 31, 2014	DEC 31, 2013
Debt conversion feature:
Beginning balance	$—	$—
Additions	1,240,890	—
Adjustments resulting from changes in fair value recognized in earnings	(51,172)	—
Settlement through conversion of debt	—	—
Ending balance	$1,189,718	$—

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

NOTE 14: Stockholders’ deficit

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

On March 26, 2014, the Company issued 590,000 shares of restricted common stock in consideration for the amended purchase and sale agreement dated March 21, 2014 (see Note 15: Acquisitions).

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

On December 31, 2014, a holder of convertible note converted 160,890 shares as a part of conversion of debt. The shares were valued based on the conversion price of $0.20 or $32,168 total value consideration of both principle and interest.

As of December 31, 2014, the Company has in reserve 760,000 shares based on the JD purchase and sale agreement (see Note 15: Acquisitions). The Company has also reserved 2,360,000 shares based on convertible note agreements (see Note 8: Convertible notes). The Company has decided to disclose reserved shares only in the stockholders’ deficit footnote and not on the face of the balance sheet. This results in the netting of the reserved shares to zero in the common stock account.

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

NOTE 15: Acquisitions

Acquisition of JD Field Services, Inc.

On February 24, 2014, the Company entered into a purchase and sale agreement with JD. This is the first of several anticipated acquisitions that NAS has as a part of its growth strategy. JD provides oilfield services to the oil and gas industry primarily focused around those activities that are related to the drilling, operation(s) and maintenance of the well-site. On March 21, 2014, the Company amended its purchase and sale agreement to JD as the original Purchase and Sale Agreement (“PSA”) left a 6 month “unwinding” provision should NAS not be able to achieve its benchmarks in uplifting and repayment of JD debt in the course of 270 days. The Company has amended this position to the following, (1) NAS shall pay or assume all outstanding debt of JD. Payment on debt held by JD where the Sellers have executed personal guarantees shall be given priority over other non-priority debts, and payments on such personally guaranteed debt will be accelerated if NAS or JD profits are sufficient to do so. (2) Each Seller of JD shall receive six percent (6%) of the outstanding common stock of NAS, constituting approximately six percent (6%) each of the total equity of NAS, but not requiring any fractional shares, or approximately two hundred and ninety five thousand (295,000) shares each. (3) NAS shall provide to JD a Power of Attorney representing voting rights and control over approximately eighteen percent (18%) of the equity interests in NAS; holding in reserve, seven hundred and sixty thousand (760,000) shares of NAS common stock to be representative of this interest. (4) NAS shall pay any broker’s commission associated with the purchase of JD interests, up to five hundred thousand dollars ($500,000). The Company calculated the fair value of the business acquisition as follows:

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

	NAS	JD	Adjustments
(Unaudited)	DEC 31, 2014	DEC 31, 2014	MAR 01, 2014		DEC 31, 2014
ASSETS
CURRENT ASSETS
Cash	$30,538	$41,627	$—		$72,165
Accounts receivable, net	—	1,660,227	—		1,660,227
Prepaid expenses	918,421	434,612	—		1,353,033
Other assets	610,000	—	(550,000	)(4)	60,000
Total current assets	1,558,959	2,136,466	—		3,145,425

Property, plant & equipment, net	—	16,683,881	—		16,683,881
Security deposit	750	—	—		750
Deferred financing fees, net	176,636	12,713	—		189,349
Acquisition	413,000	—	(413,000	)(1)	—
TOTAL ASSETS	$2,149,345	$18,833,060	$—		$20,019,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$2,856,507	$2,987,818	$(550,000	)(4)	$5,294,325
Current portion of loans, capital leases and line of credit	361,690	4,145,632	—		4,507,322
Derivative liability	1,189,718	—	—		1,189,718
Convertible debt, net of discount of $444,544	158,737	—	—		158,737
Mandatorily redeemable contingent liability	100,000		—		100,000
Current portion related party payable	68,000	44,536	—		112,536
Total current liabilities	4,734,652	7,177,986	—		11,362,638

Convertible debt, net of discount of $133,205	406,914	—	—		406,914
Long term loans related party	—	984,667	—		984,667
Long term loans, capital leases	20,000	8,646,493	—		8,666,493
Total liabilities	5,161,566	16,809,146	—		21,420,712
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued and outstanding 2014	—	—	—		—
Common stock $0.001 par value, 75,000,000 authorized, 4,019,738 issued and outstanding	4,020	—	—		4,020
Additional paid in capital	14,924,999	413,000	(413,000	)(1)	14,924,999
Stock payable	33,278	—	—		33,278
Accumulated deficit	(17,974,518)	1,610,914	—		(16,363,604)
Total stockholders’ deficit	(3,012,221)	2,023,914	—		(1,401,307)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,149,345	$18,833,060	$—		$20,019,405

	NAS DEC 31, 2014	JD DEC 31, 2014	Adjustments MAR 01, 2014		DEC 31, 2014
REVENUE	$—	$17,659,460	$3,323,970	(2)	$20,983,430
Less: allowance for bad debt	—	(45,768)			(45,768)
NET REVENUE	—	17,613,692	—		20,937,662

COST OF REVENUE	—	14,484,162	2,866,011	(3)	17,350,173
GROSS PROFIT	—	3,129,530	—		3,587,489
OPERATING EXPENSES
Selling, general and administrative expenses	336,756	1,554,762	329,307	(3)(4)	2,220,825
Professional fees and related expenses	577,481	35,515	2,570	(3)	615,566
Forgiveness of accrued officer compensation	(112,851)	—	—		(112,851)
TOTAL OPERATING EXPENSES	801,386	1,590,277	—		2,723,540
OPERATING INCOME (LOSS)	$(801,386)	$1,539,253	—		$863,949
OTHER EXPENSE (INCOME), non-operating
Other income	24,990	(77,169)	33,320	(4)	(18,859)
Gain on acquisition, bargain purchase of JD	—	(1,620,071)	39,208	(3)	(1,580,863)
Gain on extinguishment of debt	(10,329)	—	—		(10,329)
Gain on change in fair value of derivative liabilities	(51,172)	—	—		(51,172)
Loss on disposal of assets	—	574,312	—		574,312
Interest expense, net	1,165,741	1,051,268	131,989	(3)	2,348,998
TOTAL OTHER EXPENSE (INCOME), non-operating	1,129,230	(71,660)	—		1,262,087
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,930,616)	1,610,913	—		(398,138)
PROVISION FOR INCOME TAXES	—	—	—		—
NET (LOSS) INCOME	$(1,930,616)	$1,610,913	—		$(398,138)

BASIC AND DILUTED LOSS PER SHARE	$(0.52)				$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	3,705,626				3,705,626

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

NOTE 16: Subsequent events

On December 31, 2014, the Company amended its employment contract with an executive officer of the Company. Per the agreement the Company granted 110,000 shares at a value of $0.01 per share or $1,100. These shares were issued on January 9, 2015.

On December 31, 2014, the Company granted 160,890 shares as a part of conversion of debt. The shares were valued based on the conversion price of $0.20 or $32,167 total value consideration of both principle and interest. These shares were issued on January 9, 2015.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2014 our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

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

In addition, management has determined that we did not design and maintain effective controls over the accounting for convertible debt and accounting for business combinations. In particular, we did not perform adequate review of the accounting and measurement of the debt conversion feature derivative liabilities in connection with issuance of certain convertible debt, resulting in a restatement as set forth in this Amended Filing.

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

On January 31, 2015, we issued a short term convertible promissory note to Energy Management Capital, Inc. (“EMCI”) in the principal amount of $159,838 that matured on March 29, 2015. The note bears an interest rate of 12$ per annum and may be prepaid in whole or in part, subject to certain conditions. The notes may be converted into shares of our common stock at $2.00 per share provided that if after July 30, 2015, our common stock closes below $2.50 for three trading days within any 30 day period, then the conversion price shall be equal to a 40% discount on the lowest daily trading price in the five trading days prior to conversion (which discount may increase or otherwise be subject to adjustment in certain circumstances), and provided that an additional discount of 8% in the case of a DTC “chill” shall apply. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The notes may be prepaid upon 10 business day advance notice to the holder at a 135% premium. The notes include certain negative covenants including restrictions on issuing indebtedness senior to the note, incurring liens, amending our articles of incorporation and other restrictions, subject to certain customary exceptions. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the notes if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is subject to a DTC chill. In an event of default, the notes may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The notes also provide that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the notes then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On January 30, 2015, we issued a convertible promissory note to KBM Worldwide, Inc. in the principal amount of $64,000 bearing interest at the rate of 8% per annum. The note matures on November 3, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of our common stock at a conversion price equal to a 58% discount on the average three lowest closing bid prices in the ten trading days prior to conversion. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The notes may be prepaid upon three trading day’ notice during the first 180 days following issuance a premiums ranging from 110% to 135%. The notes include certain negative covenants including distributions, stock repurchases, borrowings and sale of assets. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the notes if we are delinquent in our filings with the Securities and Exchange Commission, or cease to be quoted on the OTCQB. In an event of default, the notes may become immediately due and payable at a premium of (i) 150% to the outstanding principal and interest or (ii) the highest number of shares of common stock issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the of first occurrence of the event of default and ending one day prior to the date of payment. The note also provides that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the notes then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On February 12, 2015, we issued a convertible promissory note in the principal amount of $180,000 for a purchase price of $125,000 reflecting a $50,000 OID. The note matures mature six-months from the date of issuance and accrues interest at 18% per annum or the maximum rate permitted by law in an event of default. The notes may be converted into shares of our common stock at a conversion price equal to a 30% discount to our the average of the three lowest trade prices during the twenty days prior to conversion except that an additional discount of up to 10% in the case of certain major defaults shall apply. The note may be prepaid upon three days’ notice during the first 90 days following issuance for the amount of $155,000. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under certain of the note if we are delinquent in our filings with the Securities and Exchange Commission. In the event of an event of default the note may become immediately due and payable at premiums to the outstanding principal. The note also provides that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On February 20, 2015, we amended convertible notes issued to Sean Sego dated April 2, 2014 and April 22, 2104, in the original principal amounts of $50,000 and $28,000, respectively such that the remaining principal and incentive fee of $110,000 was converted into five year convertible debentures with an annual interest rate of 10% and a maturity date on January 30, 2020. The debenture is convertible into restricted shares using the average of the lowest intraday trading price and the closing price during any 20 day window, surrounding the conversion of the note. The Company retains the right to choose the day of such calculation with the understanding if it exercises such right of calculation, then such conversion may be rescinded within 2 days. The note would then be accelerated to a new 6 month convertible note and due within 6 months from the date of the request for conversion; however, the note would only be convertible during that 6 month term, at the Company’s calculated conversion price. The accelerated note would be subject to default remedies without regard to any previous payments made against the note and be subject to an accelerated payment on some or all interest as calculated and due as of February 20, 2015 plus $5,000.00 signing consideration paid at the Company’s option within 60 days of execution of the Convertible Note.

On February 27, 2015, we issued a convertible promissory note in the principal amount of $110,250 for a purchase price of $105,000 reflecting a 5% OID. The note matures mature one-year from the date of issuance and accrues interest at the rate of 8% per annum increasing to 12% per annum in an event of default. The notes may be converted into shares of our common stock at a conversion price equal to a 30% discount to our lowest trade price during the fifteen days prior to conversion except that an additional discount of 10% in the case of a DTC “chill” shall apply. The note may be prepaid upon three days’ notice during the first 180 days following issuance at premiums ranging from 118% to 148%. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under certain of the note if we are delinquent in our filings with the Securities and Exchange Commission, or cease to be quoted on the OTCQB. In the event of an event of default the note may become immediately due and payable at premiums to the outstanding principal. The note also provides that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

Pursuant to a note purchase agreement dated March 11, 2015 (the “Krochak-Iconic Purchase Agreement”), Ronald Krochak, a beneficial owner of 5% or more of our shares, sold to Iconic Holdings, LLC a convertible promissory note in the principal amount of $35,000 originally issued on July 25, 2014 (the “8% Krochak Note”). In connection with the Krochak-Iconic Purchase Agreement, we entered into an exchange agreement with Iconic Holdings, LLC (the “NASV-Iconic Exchange Agreement”) on March 11, 2015 whereby the 8% Krochak Note was exchanged for a new convertible note. The note bears a “guaranteed” interest at 8%, all of which is deemed to be earned as of March 11, 2015, to the extent such principal and “guaranteed” interest have been repaid or converted into shares of common stock. In the event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 20% per annum or the highest rate permitted by law. The note may be prepaid in whole or in part, subject to certain conditions. The note may be converted at a conversion price equal to 60% of the lowest trading price of the common stock during the 15 consecutive trading days prior to the date of conversion. If the Company is placed on “chilled” status with the DTC, then the discount will increase to 70% until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and the DTC’s FAST system, the discount will increase by 5%. In the event both circumstances occur simultaneously, the discount will be a cumulative 15%. Under the note, we are required to reserve not less than three times the number of shares of common stock issuable upon conversion. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. Also, additional events constitute an event of default including if the Company fails to timely issue shares or certificates, to comply with or breaches the Krochak-Iconic Purchase Agreement and Exchange Agreement (hereinafter defined), to satisfy its filing obligations with OTC Markets and to have sufficient authorized shares available for any conversion, as well as if the Company delists for any reason or our common stock is subject to a DTC chill. Any default of the note results in an additional permanent 5% increase to the conversion price discount. Additionally, in an event of default, the note may become immediately due and payable at a premium of 150% to the outstanding principal and interest. From and after the occurrence and during the continuance of an event of default, (i) in additional 20% interest per annum will be added to any unpaid principal and (ii) the note will accrue liquidated damages of $1,000 per day.

On March 12, 2015, we issued a convertible promissory note in the principal amount of $55,000 to Iconic Holdings, LLC with a maturity date of March 12, 2016. The note bears a “guaranteed” interest at 8%, to the extent such principal and “guaranteed” interest have been repaid or converted into shares of common stock. The sum of $50,000 was remitted and delivered to us and $5,000 was retained by Iconic Holdings, LLC through an original issue 10% discount for due diligence and legal bills related to the transaction. In the event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 10% per annum or the highest rate permitted by law. The note may be prepaid in whole or in part, subject to certain conditions. The note may be converted at a conversion price equal to 60% of the lowest trading price of the common stock during the 15 consecutive trading days prior to the date of conversion. If the Company is placed on “chilled” status with the DTC, then the discount will increase to 70% until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and the DTC’s FAST system, the discount will increase by 5%. In the event both circumstances occur simultaneously, the discount will be a cumulative 15%. Under the note, we are required to reserve not less than five times the number of shares of common stock issuable upon conversion. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. Also, additional events constitute an event of default including if the Company fails to timely issue shares or certificates, to comply with or breaches the Krochak-Iconic Purchase Agreement and Exchange Agreement (hereinafter defined), to satisfy its filing obligations with OTC Markets and to have sufficient authorized shares available for any conversion, as well as if the Company delists for any reason or our common stock is subject to a DTC chill. Any default of the note results in an additional permanent 5% increase to the conversion price discount. Additionally, in an event of default, the note may become immediately due and payable at a premium of 150% to the outstanding principal and interest. From and after the occurrence and during the continuance of an event of default, (i) in additional 20% interest per annum will be added to any unpaid principal and (ii) the note will accrue liquidated damages of $1,000 per day.

On March 20, 2015, we issued a convertible promissory note in the principal amount of $35,000 to Ronald Krochak, a beneficial owner of 5% or more of our shares, bearing interest at the rate of 10% per annum. The note matures on September 30, 2015 and the principal and any accrued interest thereon may be prepaid, subject to certain conditions. The note may be converted into shares of our common stock at a conversion price equal to a 40% discount on the lowest trading prices in the five trading days prior to conversion. In addition, the conversion price is subject to certain adjustments including mergers, consolidations, distributions and other similar events. The conversion price is also subject to full ratchet adjustment in the case that we issue or sell or are deemed to issue or sell shares of common stock or common stock equivalents for no consideration or for a consideration below the conversion price in effect on the date of issuance, subject to certain customary exceptions. The notes may be prepaid upon ten business days’ notice at a 135% premium. The note includes certain negative covenants including restrictions on incurring certain indebtedness, incurring certain liens and other restrictions, subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the notes if we are delinquent in our filings with the Securities and Exchange Commission; cease to be quoted on the OTCQB or subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal. The note also provide that if shares issuable upon conversion of the notes are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

The Company paid aggregate commissions of $64,800 to of Wellington Shields & Co. (“Wellington”), a registered broker-dealer, in connection with the issuance of some convertible notes in the aggregate principal of up to $875,000. In addition, Wellington is entitled to receive warrants to shares of our common stock equal to eight percent (8%) of the aggregate number of securities sold in a private placement. The Company also reimburses Wellington for pre-approved expenses within 10 days of submission.

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

(1)   Member of Audit Committee

(2)   Member of Compensation Committee

(3)   Member of Nominations Committee

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

Tom Sego has served as a director since December 2013. He is currently CEO of SouthInk, a fast growing international wine distributor, a position he has served in since September 2012.  Previous to this, from June 2003 until June 2010 he also worked at Apple.  Most notably he served as head of World Wide Sales and Sales Support, reporting directly to Tim Cook, the now current CEO and successor of Steve Jobs. He managed six different divisions while at Apple and was responsible for expanding an experimental program from 300 stores to 2600 stores in 24 months, accounting for a large amount of Apple’s growth during that period. Before Apple, Tom worked at Alta Vista in business analysis and product management. Tom also performed merger and acquisition work in business development at Emerson Electric after getting his MBA from Harvard Business School.  Before business school Tom held various engineering positions at Eli Lilly and Caterpillar. Mr. Sego is qualified to serve on our board due to his management experience.

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

Our audit committee is to be composed of at least three directors. The current members of the audit committee are Messrs. Brown, S. Sego and Briggs. Mr. Brown was appointed to serve as the Chairman of the audit committee. Our board has also determined that Mr. Brown meets the definition of an “audit committee financial expert” as defined in the rules and regulations of the SEC.

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

Our board on an annual basis determines the appropriate characteristics, skills, and experience for the board as a whole and its individual members with the objective of having a board with diverse backgrounds and experience in business, government, education, and public service. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the board. In evaluating the suitability of individual board members, the board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to us in today’s business environment; understanding of our business and technology; educational and professional background; personal accomplishment; and geographic, gender, age, and ethnic diversity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common stock on Forms 3, 4 and 5 with the SEC. Based on our review of the copies of such forms that we have received and written representations from certain reporting persons we believe that all our executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements except as set forth below:

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Chance,	2014	0	0	1,100	(2)	350	(3)	0	0	1,450
PEO Chief Executive Officer	2013	0	0	0		0		0	0	0
Jeremy W. Briggs,	2014	35,000	0	0		0		0	0	35,000
PFO Chief Financial Officer	2013	0	0	0		0		0	0	0
(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.
(2)	Pursuant to an employment agreement effective December 31, 2014, we agreed to issue to Mr. Chance 110,000 shares of our common stock.
(3)	Pursuant to employment agreement dated December 31, 2014, we agreed to grant to Mr. Chance an option to purchase 35,000 shares of our common stock at $0.01 per share

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert Chance	35,000(1)			$350
(1)	Pursuant to employment agreement dated December 31, 2014, we agreed to grant to Mr. Chance an option to purchase 35,000 shares of our common stock at $0.01 per share.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2014.

Name	Fees Earned ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Chance	—	(2)	—	—	—	—	(2)
Jeremy Briggs	—	—	—	—	—	—	—
Jason Jensen	—	—	—	—	—	—	—
Sean Sego	—	—	—	—	—	—	—
Kevin Brown	—	—	—	—	—	—	—
James Gunn	—	—	—	—	—	—	—
Tom Sego	—	(3)	—	—	—	—	(3)

(1) Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2) On December 11, 2014, Mr. Chance was issued 35,000 shares of our common stock for board services

(3) On December 11, 2014, Mr. T. Sego was issued 12,500 shares of our common stock for board services

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

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

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

*Denotes less than 1%

(1)Based on 4,484,184 shares of common stock outstanding as of April 1 2015.

(2)Does not include 35,000 shares of common stock issuable upon exercise of stock options which are not exercisable within 60 days from April 1, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 5, 2014, we approved the 2014 Omnibus Equity Compensation Plan (the “Plan”). Under the terms of the Plan, the Company may issue: i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. The Plan reserved and provides for the issuance of up to 25,000,000 shares. Our board may amend the Plan or any option without the consent or approval of our stockholders. This includes but is not limited to amendments: (a) of a housekeeping or administrative nature; (b) changes to vesting provisions; (c) changes to the termination provisions or terminating an option; (d) changes to terms and conditions of options not held by insiders; (e) anti-dilution adjustments provided; and (f) amendments necessary to comply with applicable laws or regulatory requirements. Stock options may be issued for a period of up to 10 years. The stock options may vest in accordance to the vesting schedule determined by the board, the stock options may be are non-transferrable. Our board may grant stock appreciation rights in tandem with options that have been or are granted under the Plan. A stock appreciation right shall entitle the holder to receive in cash, with respect to each share as to which the right is exercised, payment in an amount equal to the excess of the share’s fair market value on the date the right is exercised over its fair market value on the date the right was granted. To date no stock appreciation rights have been granted.

The following table sets forth the number of shares of common stock available for issuance by us pursuant to the Plan. As of December 31, 2014, we had not issued any options under the Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	25,000,000	—	25,000,000
Equity compensation plans not approved by shareholders	—	—	—
Total	25,000,000	—	25,000,000

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

We formed an audit committee in 2014, although the audit committee reviews and considers related person transactions, we have not adopted a written policy for reviewing related person transactions.

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

ITEM 15:               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements Filed

(b)	Exhibits
Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended, filed as an exhibit to the Registration Statement on Form 10 filed on August 7, 2009.

3.2	Articles of Incorporation, as amended, filed as an exhibit to the Current Report on Form 8-K filed on December 11, 2014.

3.3	Bylaws, filed as an exhibit to the Registration Statement on Form 10 filed on August 7, 2009.

10.1	Purchase and Sale agreement with JD Field Services executed on February 24, 2014 with National Automation Services, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 25, 2014.

10.2	Amended Purchase and Sale agreement with JD Field Services executed on March 21, 2014 with National Automation Services, Inc., filed as an exhibit to the Current Report on Form 8-K filed on March 26, 2014.

10.3	Settlement Agreement and Release dated June 6, 2014, by and between National Automation Services, Inc. and George Donovan §

10.4	Convertible note dated February 28, 2014, by and between National Automation Services, Inc. and Carolyn and Robert Goss §

10.5	Promissory note dated April 2, 2014, by and between National Automation Services, Inc. and Sean Sego §

10.6	Loan Agreement dated April 22, 2014, by and between National Automation Services, Inc. and Sean Sego §

10.7	Promissory note dated July 25, 2014, by and between National Automation Services, Inc. and Ronald Krochak §

10.8	Convertible note dated December 16, 2014, by and between National Automation Services, Inc. and KBM §

10.9	Promissory note dated December 9, 2014, by and between National Automation Services, Inc. and Jeffrey Krueger §

10.10	Addendum employment agreement dated September 30, 2014, by and between National Automation Services, Inc. and Jeremy Briggs §

10.11	Convertible note dated December 16, 2014, by and between National Automation Services, Inc. and Magna Equities I LLC §

10.12	Convertible note dated December 16, 2014, by and between National Automation Services, Inc. and Magna Equities II LLC §

10.13	Promissory note dated October 1, 2014, by and between National Automation Services, Inc. and EMCI §

10.14	Promissory note dated October 1, 2014, by and between National Automation Services, Inc. and EMCI §

10.15	Promissory note dated October 20, 2014, by and between National Automation Services, Inc. and EMCI §

10.16	Engagement Letter by and between National Automation Services, Inc. and Wellington Shields & Co. dated July 15, 2013. §

10.17	Warrant dated April 14, 2014, by and between National Automation Services, Inc. and Expert Capital §

10.18	Warrant dated April 14, 2014, by and between National Automation Services, Inc. and MAWE §

10.19	Promissory Note dated September 5, 2014 between National Automation Services, Inc. and EMCI §

10.20	Promissory Note dated September 14, 2014 between National Automation Services, Inc. and EMCI §

10.21	Convertible note dated December 16, 2014, by and between National Automation Services, Inc. and KBM §

10.22	Addendum employment agreement dated December 31, 2014, by and between National Automation Services, Inc. and Robert Chance §

10.23	Convertible Promissory Note dated January 30, 2015 between National Automation Services, Inc. and KBM Worldwide, Inc. §

10.24	Convertible Promissory Note dated January 31, 2015 between National Automation Services, Inc. and Energy Management Capital, Inc. §

10.25	Convertible Promissory Note dated February 12, 2015 between National Automation Services, Inc. and Typenex Co-Investment, LLC. §

10.26	Convertible Promissory Note dated February 20, 2015 between National Automation Services, Inc. and Sean Sego §

10.27	Convertible Promissory Note dated February 27, 2015 between National Automation Services, Inc. and LG Capital Funding, LLC §

10.28	Note Purchase Agreement dated March 11, 2015 between Ronald Krochak and Iconic Holdings, LLC. §

10.29	Exchange Agreement dated March 11, 2015, between National Automation Services, Inc. and Iconic Holdings, LLC §

10.30	Convertible Promissory Note dated March 11, 2015 between National Automation Services, Inc. and Iconic Holdings, LLC §

10.31	Convertible Promissory Note dated March 12, 2015 between National Automation Services, Inc. and Iconic Holdings, LLC §

10.32	Convertible Promissory Note dated March 20, 2015 between National Automation Services, Inc. and Ronald Krochak §

10.33	Convertible note dated September 30, 2014, an addendum to Promissory note date July 25, 2014, by and between National Automation Services, Inc. and Ronald Krochak §

21.1	Subsidiaries §

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from National Automation Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.*

* Filed herewith

§ Previously filed as an exhibit to our Form 10-K filed with the SEC on April 15, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL AUTOMATION SERVICES INC.
(Registrant)

National Automation Services, Inc.

Date: September 18, 2015	By:	/s/ Robert Chance
Robert Chance President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 18, 2015	By:	/s/ Jeremy Briggs
Jeremy Briggs Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

