Form 10-Q/A
period 2015-03-31
National Energy Services, Inc.
filed 2015-09-24
CIK 1415998

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company: See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on May 20, 2015 (the “Original Filing”). We are amending the Original Filing to restate our unaudited condensed consolidated financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 due to the incorrect valuation of certain intangible assets of our subsidiary, JD Field Services (“JD”), that we acquired in February 2014 and due to incorrect accounting of certain convertible notes that we entered into.

In the unaudited condensed consolidated financial statements included in the Original Filing, we reported our re-calculation of the fair value of the acquisition of JD based on a valuation report of certain intangible assets and the retrospective adjustment of the previously reported fair values. However, subsequent to the filing of the Original Filing, we discovered that a number of the valuation metrics in the valuation report required amendment which ended up having a material impact on the intangible asset valuation performed, including in particular the customer relationships, requiring correction of the previously issued valuation of intangible assets in the unaudited condensed consolidated financial statements included in the Original Filing.

In addition, in the fourth quarter 2014 and first quarter of 2015, we entered into a series of convertible notes with conversion discounts, beneficial conversion features and coupon rates. We determined that we incorrectly accounted for the conversion features of the convertible notes as beneficial conversion features and should have accounted for them as derivatives in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires us to bifurcate and separately account for the conversion features as an embedded derivative contained in our convertible notes.  We are required to carry the embedded derivative on our balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  We valued the embedded derivative using a binomial pricing model.

An explanation of the impact on our unaudited condensed consolidated financial statements, and a detailed reconciliation of amounts as originally reported to restated amounts are contained in Note 2 to the accompanying restated financial statements contained in Part I — Item 1 of this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I — Item 4. Controls and Procedures;
•	Part II — Item 1A. Risk Factors; and
•	Part II — Item 6. Exhibits.

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

2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL AUTOMATION SERVICES, INC., CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31, 2015	DEC 31, 2014
ASSETS	(unaudited) (restated)
CURRENT ASSETS
Cash	$113,287	$72,165
Accounts receivable, net	1,120,213	1,221,671
Other receivables	50,000	60,000
Prepaid expenses	1,099,256	1,353,033
Total current assets	2,382,756	2,706,869
Property, plant and equipment, net	16,454,207	16,683,881
Intangible assets, net	283,000	283,000
Security deposit	750	750
Deferred financing fees, net	179,998	189,349
TOTAL ASSETS	$19,300,711	$19,863,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,441,415	$5,294,325
Deferred revenue	201,709	—
Current portion of loans, capital leases and line of credit	3,826,089	4,507,322
Current portion of convertible debt, net of discount of $635,489 and $444,544	576,997	158,737
Derivative liability	2,011,258	1,189,718
Mandatorily redeemable contingent liability	100,000	100,000
Current portion of related party payable	1,027,568	112,536
Total current liabilities	12,185,036	11,362,638
LONG TERM LIABILITIES
Long term portion of convertible debt, net of discount of $113,701 and $133,205	426,401	406,914
Long term related party payable, net of discount of $107,650 and $0, net of current portion	2,350	984,667
Long term loans, capital leases	8,429,501	8,666,493
Total liabilities	21,043,288	21,420,712
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding, net	—	—
Common stock $0.001 par value, 75,000,000 authorized, 4,484,184 and 4,019,738 shares issued outstanding, net	4,485	4,020
Additional paid in capital	15,042,533	14,924,999
Stock payable	—	33,278
Accumulated deficit	(16,789,595)	(16,519,160)
Total stockholders’ deficit	(1,742,577)	(1,556,863)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,300,711	$19,863,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MAR 31, 2015 (restated)	THREE MONTHS ENDED MAR 31, 2014
REVENUE	$5,392,233	$2,004,606
Less: returns and allowances	—	(13,027)
NET REVENUE	5,392,233	1,991,579

COST OF REVENUE	4,284,923	1,580,162
GROSS PROFIT	1,107,310	411,417

OPERATING EXPENSES
Selling, general and administrative expenses	195,685	263,866
Professional fees and related expenses	168,976	21,878
Forgiveness of accrued officer compensation	—	(39,626)
TOTAL OPERATING EXPENSES	364,661	246,118

OPERATING INCOME	742,649	165,299

OTHER INCOME, non-operating
Gain on bargain purchase acquisition of JD	—	(1,464,515)
Gain on change in fair value of derivative liabilities	(717,375)	—
TOTAL OTHER INCOME, non-operating	(717,375)	(1,464,515)

OTHER EXPENSE, non-operating
Interest expense, net	1,730,459	125,209
TOTAL OTHER EXPENSE, non-operating	1,730,459	125,209

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(270,435)	1,504,605

PROVISION FOR INCOME TAXES	—	—

NET (LOSS) INCOME	$(270,435)	$1,504,605

BASIC (LOSS) INCOME PER SHARE	$(0.07)	$0.48

DILUTED (LOSS) INCOME PER SHARE	$(0.07)	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,819,223	3,131,381
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	3,819,223	3,330,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AUTOMATION SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED MAR 31, 2015 (restated)	THREE MONTHS ENDED MAR 31, 2014
Operating Activities
Net (loss) income	$(270,435)	$1,504,605
Cash used by operating activities
Depreciation and amortization	398,795	113,463
Amortization of debt discount on notes payable	525,091	920
Change in fair value of derivative liabilities	62,746	—
Stock issued for services	27,176	—
Forgiveness of accrued officer compensation	—	(39,626)
Gain on bargain purchase of JD Field Services	—	(1,464,515)
Changes in assets
Decrease (increase) accounts receivables	101,458	(148,841)
Decrease other assets	10,000	—
Decrease (increase) prepaid expenses	253,777	(8,654)
Changes in liabilities
Increase deferred revenue	201,709	—
(Decrease) increase accounts payable and accrued liabilities	(638,213)	21,276
Cash provided (used) by operating activities	672,104	(21,372)

Investing Activities
Cash retained by subsidiary	—	104,816
Cash paid for fixed assets	—	(105,233)
Cash used for investing activities	—	(417)

Financing activities
Proceeds from line of credit	2,388,028	172,373
Proceeds from convertible notes payable	409,250	50,000
Proceeds on note payable	85,817	—
Deferred financing fees	(25,000)	—
Payments for note payable	(931,841)	(196,707)
Payments for leases	(7,350)	(9,033)
Payments on line of credit	(2,549,886)	—
Cash (used) provided by financing activities	(630,982)	16,633
Increase (decrease) in cash	41,122	(5,156)
Cash at beginning of the year	72,165	17,696

Cash at end of the year	$113,287	$12,540

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$304,809	$58,601
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$—	$413,000
Capitalized leases	$—	$132,000
Financed assets	$134,770	$—
Stock for conversion of debt and interest	$42,750	$—
Debt discount	$694,088	$—
Derivative liability	$758,794	$—
Settlement of derivative on conversion of debt	$28,043	$—

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

Management determined that under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB” “ASC”) 805, an adjustment to record additional purchase price allocation was necessary as a part of the acquisition of JD on February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value and, as such it has re-measured the intangible asset value, and recognized a gain on its bargain purchase which has been reflected in the fiscal year ended December 31, 2014, and for the three months ended March 31, 2014 (See Note 15: Acquisition for further information).

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

Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under FASB ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FASB ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note), in accordance with FASB ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of FASB ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized binomial models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

NOTE 2: Restatement of Prior Periods

The condensed consolidated financial statements for the first quarter of 2015 presented in this amended report are restated to correct certain intangible assets which the Company valued incorrectly at the time of issuance and to further correct the accounting treatment of certain convertible notes we entered into which require assessment under derivative accounting.

In the unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed with the SEC on March 20, 2015 (the “Original Filing”), we reported our re-calculation of the fair value of the acquisition of JD based on a valuation report of certain intangible assets and the retrospective adjustment of the previously reported fair values. However, subsequent to the filing of the Original Filing, we discovered that a number of the valuation metrics in the valuation report required amendment which ended up having a material impact on the intangible asset valuation performed, including in particular the customer relationships, requiring correction of the previously issued valuation of intangible assets in the unaudited condensed consolidated financial statements included in the Original Filing.

In addition, in the fourth quarter 2014 and first quarter of 2015, the Company entered into a series of convertible notes with conversion discounts, beneficial conversion features and coupon rates. The Company determined that it incorrectly accounted for the conversion features of the convertible notes as beneficial conversion features and should have accounted for them as derivatives in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in its convertible notes.  The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company valued the embedded derivative using a binomial pricing model.

The effect of the restatement on the condensed consolidated balance sheets, the condensed consolidated statements of income and condensed consolidated statements of cash flows for the quarter ended March 31, 2015 are presented in the following tables:

ASSETS	As originally reported at MAR 31, 2015	Restatement Adjustments		As restated MAR 31, 2015
Intangible assets, net	$4,574,857	$4,291,857	(1)	$283,000
Other assets	19,017,711			19,017,711
TOTAL ASSETS	$23,592,568	$4,291,857		$19,300,711

Derivative liability	$—	$2,011,258	(1)	$2,011,258
Convertible notes, net of discount	1,156,790	(153,392	)(1)	1,003,398
Other liabilities	18,028,632			18,028,632
TOTAL LIABILITIES	19,185,422	1,857,866		21,043,288
DEFICIT
Common stock	4,485			4,485
Additional paid in capital	15,975,939	(933,406	)(1)	15,042,533
Accumulated deficit	(11,573,278)	(5,216,317	)(1)	(16,789,595)
TOTAL DEFICIT	4,407,146	(6,149,723)		(1,742,577)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$23,592,568	$(4,291,857	)(1)	$19,300,711
(1)	Adjustment reflects correction of an error.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As originally reported at MAR 31, 2015	Restatement Adjustments		As restated MAR 31, 2015
TOTAL OPERATING INCOME	$606,113	$136,536	(1)	$742,649

OTHER (INCOME) / EXPENSE
Interest expense, net	669,713	1,060,746	(1)	1,730,459
Gain on change in fair value of derivative liabilities	—	(717,375	)(1)	(717,375)
TOTAL OTHER (INCOME) / EXPENSE	669,713	343,371		1,013,084
NET INCOME	$(63,600)	$(206,835)		$(270,435)
BASIC (LOSS) INCOME PER SHARE	$(0.02)			$(0.07)
DILUTED (LOSS) INCOME PER SHARE	$(0.02)			$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,819,223			3,819,223
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,819,223			3,819,223
(1)	Adjustment reflects correction of an error.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	As originally reported at MAR 31, 2015	Restatement Adjustments		As restated MAR 31, 2015
Net loss	$(63,600)	(206,835	)(1)	$(270,435)
Cash used by operating activities
Amortization of debt discount on notes payable	—	525,091	(1)	525,091
Change in fair value of derivative liabilities	—	62,746	(1)	62,746
Accretion of convertible notes BCF	244,466	(244,466	)(1)	—
Depreciation and amortization	535,331	(136,536	)(1)	398,795
Other	(44,093)	—		(44,093)
Cash provided by operating activities	672,104	—		672,104

Cash used for investing activities	—	—		—

Cash used for financing activities	(630,982)	—		(630,982)

Increase in cash	41,122	—		41,122
Cash at beginning of the year	72,165	—		72,165
Cash at the end of the year	$113,287			$113,287

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Beneficial conversion feature on convertible debt	$(470,630)	$470,630	(1)	$—
Debt discount	$(35,000)	$729,088	(1)	$694,088
Derivative liability	$—	$758,794	(1)	$758,794
Settlement of derivative on conversion of debt	$—	$28,043	(1)	$28,043
(1)	Adjustment reflects correction of an error.

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

NOTE 4: Liquidity resources and future capital requirements

For the three months ended March 31, 2015, the Company had a working capital deficit of $9,802,280 and a stockholders’ deficit of $1,742,577, which raises substantial doubt regarding the Company’s ability to continue as a going concern.

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

	MAR 31, 2015	MAR 31, 2014
Net cash provided by (used in) operating activities	$672,100	$(21,400)
Net cash used in investing activities	$—	$(400)
Net cash (used in ) provided by financing activities	$(631,000)	$16,600

Total net (loss) income	$(270,435)	$1,504,605

In connection with the preparation of the Company’s financial statements for the three months ended March 31, 2015, the Company has analyzed its cash needs for the next twelve months. The Company believes that its current cash position and forecasted cash flow from operations is adequate to meet its cash requirements for at least the next twelve months.

NOTE 5: Accounts receivable, net

	MAR 31,	DEC 31,
	2015	2014
Accounts receivable	$1,186,360	$1,287,818
Less: allowance for doubtful accounts	(66,147)	(66,147)
Total	$1,120,213	$1,221,671

NOTE 6: Property, plant & equipment, net

	MAR 31,	DEC 31,
	2015	2014
Buildings	$78,927	$78,927
Furniture and fixtures	46,923	46,923
Vehicles	4,613,407	4,479,273
Machinery and equipment	13,234,926	13,234,926

Less: Accumulated depreciation	(1,519,976)	(1,156,168)
Total	$16,454,207	$16,683,881

Depreciation expense for the three months ended March 31, 2015, was $363,807 and for the year ended December 31, 2014, was $1,214,390.

NOTE 7: Other receivable

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

NOTE 8: Intangible assets, net

With the purchase of JD on February 24, 2014, the Company, under guidance of FASB ASC 805, determined that an adjustment to record additional purchase price allocation was necessary. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value and, as such the Company has re-measured the intangible asset value and recognized a gain on its bargain purchase which has been reflected retrospectively as of February 24, 2014. The Company recognized additional intangible assets which contributed to the overall value of JD (See Note 15: Acquisitions for additional details on the re-measurement). The following table represents the intangible assets:

	MAR 31,	DEC 31,
	2015	2014
Brand name	$277,000	$277,000
Domain name / website	6,000	6,000
	283,000	283,000
Less: Accumulated amortization	—	—
Total	$283,000	$283,000

	NAS MAR 31, 2014	JD MAR 31, 2014	Adjustments MAR 01, 2014	MAR 31, 2014
REVENUE	$—	$2,004,606	$3,323,970	$5,328,576
COST OF REVENUE	—	1,593,189	2,866,012	4,459,201
GROSS PROFIT	—	411,417	—	869,375
OPERATING EXPENSES
Selling, general and administrative expenses	55,557	208,309	362,607	626,473
Professional fees and related expenses	21,436	442	2,570	24,448
Forgiveness of accrued officer compensation	(39,626)	—	—	(39,626)
TOTAL OPERATING EXPENSES	37,367	208,751	—	611,295
OPERATING INCOME (LOSS)	$(37,367)	$202,666	$—	$258,080
OTHER EXPENSE, non-operating
Gain on acquisition, bargain purchase of JD	—	(1,620,071)	39,208	(1,580,863)
Interest expense, net	70,160	55,049	53,571	178,780
TOTAL OTHER EXPENSE (INCOME), non-operating	70,160	(1,565,022)	—	(1,402,083)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(107,527)	1,767,688	—	1,660,163
PROVISION FOR INCOME TAXES	—	—	—	—
NET (LOSS) INCOME	$(107,527)	$1,767,688	$—	$1,660,163
BASIC (LOSS) INCOME PER SHARE	$(0.00)			$0.53
DILUTED (LOSS) INCOME PER SHARE	$(0.00)			$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,131,381			3,131,381
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	3,131,381			3,330,090

NOTE 9: Loans, capital lease and lines of credit

The following table represents the outstanding principle balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of March 31, 2015.

Description	Loan date		Maturity date		Original amount of loan	Interest rate	Balance as of MAR 31, 2015
Ally	02	/24/2014	02	/10/2019	$43,395	4.01%	$29,552
Commercial Credit Group	12	/19/2014	12	/19/2019	1,940,969	10.00%	1,492,648
Cat Financial	02	/24/2014	11	/09/2016	186,549	5.95%	83,491
Equify	04	/08/2014	05	/01/2019	1,480,412	7.10%	1,266,296
Phil Timothy	02	/24/2014	03	/28/2023	2,650,000	6.00%	2,220,528
Ford Credit	02	/24/2014	03	/16/2016	23,700	4.34%	8,615
Ford Credit	02	/24/2014	09	/28/2015	28,700	6.54%	8,177
Ford Credit	02	/24/2014	06	/05/2016	88,575	7.89%	31,456
Ford Credit	02	/24/2014	02	/28/2015	56,372	6.49%	5,977
Ford Credit	02	/24/2014	03	/29/2017	73,005	7.89%	34,229
Ford Credit	02	/24/2014	09	/30/2015	94,000	5.74%	11,055
Ford Credit	02	/24/2014	09	/19/2016	45,994	8.29%	20,108
Ford Credit	09	/01/2014	08	/01/2017	43,110	5.04%	30,516
GE Capital	09	/01/2014	08	/01/2019	213,600	6.96%	192,333
GE Capital	09	/01/2014	08	/01/2020	203,789	6.93%	187,502
GE Capital	09	/01/2014	08	/01/2016	48,000	9.11%	33,007
GE Capital	02	/24/2014	10	/10/2018	189,151	6.42%	121,653
GE Capital	02	/24/2014	07	/01/2018	153,944	7.20%	93,898
John Deere Financial	02	/24/2014	09	/26/2017	262,350	4.00%	142,149
Axis Capital	2	/20/2015	2	/20/2020	600,000	8.62%	591,562
Mack Financial Services	02	/24/2014	03	/12/2016	326,746	6.00%	80,700
Mack Financial Services	02	/24/2014	11	/09/2016	347,520	6.00%	147,568
MACU	02	/24/2014	10	/26/2018	41,540	2.99%	31,041
Zion’s Bank	02	/24/2014	10	/15/2026	150,000	4.86%	122,066
Zion’s Bank	02	/24/2014	10	/10/2016	101,091	4.57%	26,669
Zion’s Bank	02	/24/2014	09	/30/2017	7,680,000	4.57%	4,225,706
Zion’s Bank – LOC	—		—		—	—	464,748
H&E Equipment	02	/24/2014	05	/01/2017	176,234	12.00%	117,799
National Insurance	06	/01/2014	05	/31/2015	504,555	6.00%	86,851
South Bay Capital	07	/25/2008	—		10,926	12.00%	10,926
Capital lease	01	/15/2009	—		33,591	—	33,591
Goss	09	/19/2013	09	/19/2016	20,000	12.00%	20,000
Kinney2	11	/01/2013	10	/31/2014	50,000	12.00%	50,000
O’Connor	04	/01/2009	—		71,000	10.00%	71,000
Hanley	04	/01/2009	—		79,913	10.00%	79,913
Spiker	12	/31/2010	—		9,500	10.00%	9,500
Jesse	12	/31/2010	—		9,760	10.00%	9,760
Marlow	12	/31/2010	—		13,000	10.00%	13,000
Goss2	02	/28/2014	11	/28/2014	50,000	10.00%	50,000
Total debt liabilities							12,255,590
Less: current portion							(3,826,089)
Total long term liabilities							$8,429,501

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

NOTE 10: Convertible notes

As of March 31, 2015, the following convertible notes payable are outstanding (see Note 13: Fair Value for information on debt discount):

Description	Balance as of MAR 31, 2015	Balance as of DEC 31, 2014
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	$250,000	$250,000
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	245,000	245,000
Convertible note issued on October 20, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at discount to market price of Company common stock.	45,000	45,000
Convertible note issued on December 16, 2014, at a 12% interest rate per annum for one (1) year, convertible to shares of common stock at $2.00 per share or if the Company’s common stock falls below a certain price, at a discount to market price of Company common stock.	250,000	250,000
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	219,500	249,400
Convertible note issued on December 16, 2014, at a 8% interest rate per annum for nine (9) months, convertible to shares of common stock at discount to market price of Company common stock.	104,000	104,000
Convertible note issued on January 31, 2015, at a 12% interest rate per annum for two (2) months, convertible to shares of common stock at discount to market price of Company common stock.	159,838	—
Convertible note issued on January 30, 2015, at a 8% interest rate per annum for ten (10) months, convertible to shares of common stock at discount to market price of Company common stock.	64,000	—
Convertible note issued on February 12, 2015, at a 12% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock.	180,000	—
Convertible note issued on February 27, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	110,250	—
Convertible note issued on March 11, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	35,000	—
Convertible note issued on March 12, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at discount to market price of Company common stock.	55,000	—
Convertible note issued on March 21, 2015, at a 10% interest rate per annum for six (6) months, convertible to shares of common stock at discount to market price of Company common stock.	35,000	—
Total	1,752,588	1,143,400
Less: Debt discount	(749,190)	(577,749)
Less: Current portion convertible debt	(576,997)	(158,737)
Total Long-term portion of convertible debt	$426,401	$406,914

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

NOTE 11: Operating lease agreement

On June 21, 2014, the Company entered into an operating lease agreement for our corporate offices located in Las Vegas, Nevada. The operating lease runs from July 1, 2014 for 12 months to June 30, 2015 with a non-related third party for $750 per month with no annual increase. The Company’s subsidiary JD rents its facility from a related party (see Note 12: Related party transactions).

NOTE 12: Related party transactions

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

	Fair value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Derivative liability

Debt conversion feature	$2,011,258	—	—	$2,011,258

Total financial liabilities	$2,011,258	—	—	$2,011,258

	Fair value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative liability

Debt conversion feature	$1,189,718	—	—	$1,189,718

Total financial liabilities	$1,189,718	—	—	$1,189,718

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	MAR 31, 2015	MAR 31, 2014
Debt conversion feature:
Beginning balance	$1,189,718	$—
Additions	1,566,957	—
Adjustments resulting from changes in fair value recognized in earnings	(717,375)	—
Total	2,039,300	—
Issuance of common stock	(28,042)	—
Ending balance	$2,011,258	$—

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value
	Assets	Liabilities	Valuation Technique(s)	Significant Unobservable Input	Range
Debt conversion feature liability
March 31, 2015	$—	$2,011,258	Binomial option pricing model	Expected term (years)	0.32 – 2.13
				Volatility	303.94%

December 31, 2014	$—	$1,189,718	Binomial option pricing model	Expected term	0.71 – 2.58
				Volatility	271.84%

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

ASSETS	FEB 24, 2014
Cash	$104,816
Accounts receivable	1,887,074
Prepaid expense	152,892
Fixed Assets	14,138,387
Intangible assets, net	283,000
Deferred financing fees, net	29,402
LIABILITIES
A/P, accrued, loans and LOC	(14,718,056)
Fair Market Value of Net Identifiable Assets on 2/24/2014	$1,877,515
Purchase Price
Less: stock for consideration	(413,000)
Bargain purchase option	$1,464,515
Less: Bargain purchase option value previously recognized	(1,620,071)
Re-measurement balance of bargain purchase option as of February 24, 2014	$155,556

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

ASSETS	As reported at DEC 31, 2014 10-K/A	Measurement Period Adjustments		As Retrospectively Adjusted DEC 31, 2014
Accounts receivable, net	$1,660,227	$(438,556	)(1)	$1,221,671
Intangible assets, net	—	283,000	(2)	283,000
Other assets	18,359,178	—		18,359,178
TOTAL ASSETS	$20,019,405	(155,556)		$19,863,849

TOTAL LIABILITIES	$21,420,712	—		$21,420,712
EQUITY
Common stock	4,020	—		4,020
Additional paid in capital	14,924,999	—		14,924,999
Stock payable	33,278	—		33,278
Accumulated deficit	(16,363,604)	(155,556	)(2)	(16,519,160)
TOTAL EQUITY	(1,401,307)	(155,556)		(1,556,863)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$20,019,405	(155,556)		$19,863,849
(1)	Adjustment reflects valuation under re-measurement as per guidance of FASB ASC 805.

(2)	Adjustment reflects additional intangibles (See Note 8: Intangibles) under re-measurement as per guidance of FASB ASC 805.

	As originally reported at MAR 31, 2014	Measurement Period Adjustments		As Retrospectively Adjusted MAR 31, 2014
TOTAL OPERATING INCOME	$165,299	$—		$165,299

OTHER (INCOME) / EXPENSE
Interest expense, net	125,209	—		125,209
Gain on bargain purchase of JD	(1,620,071)	155,556	(1)	(1,464,515)
TOTAL OTHER (INCOME) / EXPENSE	(1,494,862)	155,556		(1,339,306)
NET INCOME	$1,660,161	$(155,556)		$1,504,605
BASIC (LOSS) INCOME PER SHARE	$0.53	—		$0.48
DILUTED (LOSS) INCOME PER SHARE	$0.50	—		$0.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,131,381			3,131,381
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,330,090			3,330,090
(1)	Adjustment reflects additional intangibles (See Note 8: Intangibles) under re-measurement as per guidance of FASB ASC 805.

NOTE 16: Subsequent events

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

Derivative Financial Instruments

We evaluate our convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under FASB ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FASB ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with FASB ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of FASB ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. We utilized a binomial model that values the derivative liability within the notes based on a probability weighted discounted cash flow model. We utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are conventional convertible debt.

Summary of Consolidated Results of Operations

A:            Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	March 31,
	(unaudited)
	2015	2014	% Change
Revenue	$5,392,233	$2,004,606	169%
Less: returns and allowances	—	(13,027)	(100)%
Total net revenue	5,392,233	1,991,579	171%

Cost of revenue	4,284,923	1,580,162	171%
Total gross profit	1,107,310	411,417	169%

Operating expenses
Selling, general and administrative expenses	195,685	263,866	(26)%
Professional fees and related expenses	168,976	21,878	672%
Forgiveness of accrued officer compensation	—	(39,626)	(100)%
Total operating expenses	364,661	246,118	48%
Operating income	742,649	165,299	349%

Change in fair value of derivative liabilities	(717,375)	—	100%
Gain on extinguishment of debt	—	(1,464,515)	100%
Interest expense, net	1,730,459	125,209	1,282%
Total other expense (income)	1,013,084	(1,339,306)	176%
Net (loss) income	$(270,435)	$1,504,605	(118)%

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

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the three months ended March 31, 2015 decreased by $68,181 or 26% to $195,685 compared to $263,866 during the three months ended March 31, 2014. The decrease was primarily attributable to reduction of general and administrative operating expenses from our subsidiary JD.

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

Other Expense

Interest expense: Interest expense consists of interest on our outstanding debt, for the three months ended March 31, 2015, we had an increase in interest expense by $1,605,250, or 1,282%, to $1,730,459, compared to $125,209 during the three months ended March 31, 2014. The increase was primarily attributable to the increase in debt from our subsidiary JD, which we acquired on February 24, 2014, and increases in debt discount due to our convertible notes.

Net Income

As a result of the foregoing, we had net loss of $(270,435) for the three months ended March 31, 2015 compared to a net income of $1,504,605 for the three months ended March 31, 2014.

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

For the three months ended March 31, 2015, we had a working capital deficit of $9,802,280 and a stockholders’ deficit of $1,742,577, which raises substantial doubt regarding our ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

We did not design and maintain effective controls over the accounting for business combinations. In particular we did not perform adequate review of the accounting and measurement of certain intangible assets acquired through the purchase of JD, resulting in a restatement of previously issued unaudited condensed consolidated financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015.

In addition, we did not design and maintain effective controls over the accounting for convertible debt. In particular, we did not perform adequate review of the accounting and measurement of the debt conversion feature of derivative liabilities in connection with issuance of certain convertible debt, resulting in a restatement of previously issued audited consolidated financial statements as of and for the year ended December 31, 2014 and the unaudited condensed consolidated financial statements as set forth in this Amended Filing.

Plan for Remediation of the Material Weaknesses

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in the Explanatory Note in this amended 10-Q/A and in Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 in this amended 10-Q/A, we are restating our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 due to the incorrect valuation of certain intangible assets of our subsidiary, JD, that we acquired in February 2014 and due to incorrect accounting of certain convertible notes that we entered into. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to the triggering of events of default under existing convertible notes, a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our unaudited consolidated financial statements in this amended 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of March 31, 2015. Based on this reassessment management has concluded that we continue to not maintain effective internal control over financial reporting as of March 31, 2015 because we did not have adequate controls in place to review the inputs and results of our work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of intangible assets, and derivative accounting for our debt, in addition to the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. These control deficiencies resulted in the restatement of our unaudited condensed consolidated financial statements as of March 31, 2015, as discussed in further detail in the Explanatory Note in this amended 10-Q/A and Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 in this amended 10-Q/A. We are actively engaged in developing and implementing remediation plans designed to address this and other material weaknesses. If we are unable to effectively remediate these material weaknesses or we are otherwise unable to maintain effective internal control over financial reporting, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

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

Date: September 23, 2015

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)

