Form 10-Q
period 2015-09-30
National Energy Services, Inc.
filed 2015-11-16
CIK 1415998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2015

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

As of November 13, 2015, the issuer had 61,311,447 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONAL ENERGY SERVICES, INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT 30, 2015	DEC 31, 2014
	(unaudited)	(as restated)
ASSETS
CURRENT ASSETS
Cash	$29,144	$72,165
Accounts receivable, net	760,973	1,221,671
Other receivable	30,000	60,000
Prepaid expenses	439,435	1,353,033
Total current assets	1,259,552	2,706,869
Property, plant and equipment, net	15,400,161	16,683,881
Intangible assets, net	283,000	283,000
Security deposit	750	750
Deferred financing fees, net	117,983	189,349
TOTAL ASSETS	$17,061,446	$19,863,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,552,012	$5,294,325
Deferred revenue	201,799	—
Current portion of loans, capital leases and line of credit	3,843,796	4,507,322
Current portion of convertible debt, net of discount of $195,499 and $444,644	785,729	158,737
Debt conversion feature derivative liability	1,578,715	1,189,718
Warrant derivative liability	145,012	—
Current portion of related party notes payable	1,073,193	112,536
Mandatorily redeemable common stock	100,000	100,000
Total current liabilities	12,280,256	11,362,638
LONG TERM LIABILITIES
Long term related party notes payable, net of discount of $96,688 and $0, net of Current portion	2,350	984,667
Convertible debt, net of discount of $113,599 and $133,205, net of current portion	327,161	406,914
Long term loans, capital leases, net of current portion	8,320,269	8,666,493
Total liabilities	20,930,036	21,420,712
Commitments and contingencies (notes 11 and 12)
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 authorized, 0 and 0 shares issued outstanding	—	—
Common stock $0.001 par value, 150,000,000 authorized, 32,039,180 and 4,019,738 shares issued outstanding	32,039	4,020
Additional paid in capital	18,427,029	14,924,999
Stock payable	—	33,278
Accumulated deficit	(22,327,658)	(16,519,160)
Total stockholders’ deficit	(3,868,590)	(1,556,863)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,061,446	$19,863,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEPT 30, 2015	THREE MONTHS ENDED SEPT 30, 2014	NINE MONTHS ENDED SEPT 30, 2015	NINE MONTHS ENDED SEPT 30, 2014
REVENUE	$3,615,779	$5,466,073	$11,535,486	$11,887,589
COST OF REVENUE	3,426,524	4,230,825	10,234,261	9,810,323
GROSS (LOSS) PROFIT	189,255	1,235,248	1,301,225	2,077,266

OPERATING EXPENSES
Selling, general and administrative expenses	485,875	641,676	1,438,431	1,349,136
Professional fees and stock based compensation	453,910	149,752	2,813,926	297,287
TOTAL OPERATING EXPENSES	939,785	791,428	4,252,357	1,646,423

OPERATING (LOSS) INCOME	(750,530)	443,820	(2,951,132)	430,843

OTHER INCOME, non-operating
Other income, non-operating	(33,009)	(54,644)	(33,009)	(64,973)
Change in fair value of derivative liabilities	--	--	(1,446,103)	--
Gain on debt extinguishment	(225,732)	--	(225,732)	--
Gain on bargain purchase acquisition of JD	--	--	--	(1,464,515)
TOTAL OTHER INCOME, non-operating	(258,741)	(54,644)	(1,704,844)	(1,529,488)

OTHER EXPENSE
Loss on disposal of fixed assets	296,093	--	296,093	--
Change in fair value of derivative liabilities	48,274	--	--	--
Interest expense, net	1,861,931	306,504	4,266,118	720,281
TOTAL OTHER EXPENSE, non-operating	2,206,298	306,504	4,562,211	720,281

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,698,087)	191,960	(5,808,499)	1,240,050

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS) INCOME	$(2,698,087)	$191,960	$(5,808,499)	$1,240,050

BASIC (LOSS) INCOME PER SHARE	$(0.18)	$0.05	$(0.69)	$0.34

DILUTED (LOSS) INCOME PER SHARE	$(0.18)	$0.04	$(0.69)	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	15,314,493	3,931,604	8,412,062	3,620,766
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	15,314,493	4,699,258	8,412,062	4,388,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED SEPT 30, 2015	NINE MONTHS ENDED SEPT 30, 2014
Operating Activities
Net (loss) income	$(5,808,499)	$1,240,050
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,139,454	886,270
Provision for doubtful accounts	100,000	(224,715)
Amortization of debt discount on notes payable	1,109,189	920
Stock-based compensation expense	739,639	--
Change in fair value of derivative liabilities	(1,446,103)	--
Non-cash interest expense on issuance of derivative instruments	2,293,088	--
Stock issued to consultants	430,806	41,400
Forgiveness of accrued officer compensation	--	(95,920)
Gain on bargain purchase of JD Field Services	--	(1,464,515)
Gain / loss on disposal of fixed assets	296,093	(15,144)
Gain on extinguishment of debt	(225,732)	(10,329)
Changes in assets
Decrease accounts receivable	360,698	1,426,419
Decrease (increase) other assets	30,000	(70,750)
Decrease prepaid expenses	1,709,331	301,342
Changes in liabilities
Increase deferred revenue	201,799	--
Decrease accounts payable and accrued liabilities	(742,311)	(96,938)
Cash (used in) provided by operating activities	187,452	1,918,090

Investing Activities
Proceeds from disposal of PP&E	198,000	--
Cash retained by subsidiary	--	104,816
Purchase of fixed assets	(144,329)	(92,107)
Cash provided by investing activities	53,671	12,709

Financing activities
Proceeds from sale of stock, net of offering cost	490,900	--
Proceeds from line of credit	5,454,475	5,440,630
Proceeds from related party debt	185,990	78,000
Proceeds from convertible notes payable	851,082	--
Proceeds from notes payable	1,130,203	630,000
Payments on note payable	(2,855,697)	(2,288,246)
Payments on capital leases	--	(246,840)
Payments on related party debt	--	(41,000)
Payments on line of credit	(5,541,097)	(5,434,310)
Cash used in financing activities	(284,144)	(1,861,766)
Increase (decrease) in cash	(43,021)	69,033
Cash at beginning of the year	72,165	17,696

Cash at end of the period	$29,144	$86,729

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$683,454	$493,777
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for acquisition of JD	$--	$413,000
Capitalized leases	$--	$132,000
Financed assets	$134,132	$2,642,108
Financed insurance	$668,233	$504,555
Stock granted for conversion of debt	$1,665,431	$269,197
Stock issued for deferred financing fees	$--	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of National Energy Services, Inc., a Nevada corporation (“NES” or the “Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the fiscal year or any future period.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company.

These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on September 18, 2015, from which the balance sheet information as of December 31, 2014 was derived, as adjusted for the Company’s finalization of the JD Field Services (“JD”) acquisition.

Management determined that under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB” “ASC”) 805, an adjustment to record additional purchase price allocation was necessary as a part of the acquisition of JD on February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value and, as such it has re-measured the intangible asset value, and recognized a gain on its bargain purchase which has been reflected in the fiscal year ended December 31, 2014, and for the nine months ended September 30, 2014 (See Note 13: Acquisition for further information).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2015, the Company did not have cash in any one banking institution that exceeded this limit.

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

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities in the amount of 71,261,660, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the nine months ended September 30, 2015, the Company recorded a net loss, resulting in no dilutive common shares.

	SEPT 30, 2015	SEPT 30, 2014
Net loss (income)	$(5,808,499)	$1,240,050
Basic earnings (loss) per share	$(0.69)	$0.34
Diluted earnings (loss) per share	$(0.69)	$0.28

Weighted average common shares outstanding basic	8,412,062	3,620,766
Weighted average common shares outstanding diluted	8,412,062	4,388,420

	SEPT 30, 2015	SEPT 30, 2014
Weighted average common shares outstanding basic	8,412,062	3,620,766
Add: Warrant exercise	--	140,000
Add: Options exercise	--	35,000
Add: Convertible notes	--	592,654
Total weighted average common shares outstanding diluted	8,412,062	4,388,420

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

In all cases, revenue is recognized as earned by the Company. Revenues collected in advance of services are considered deferred revenue. As the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting.

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

None

Issued

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

NOTE 3: Liquidity resources and future capital requirements

For the nine months ended September 30, 2015, the Company had a working capital deficit of $11,020,704 and a stockholders’ deficit of $3,868,590, which raises substantial doubt regarding the Company’s ability to continue as a going concern.

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

With our acquisition of JD, our revenues were at $11,535,486 for the nine months ended September 30, 2015 compared to $11,887,589 during the same period in 2014.

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

	SEPT 30, 2015	SEPT 30, 2014
Net cash (used in) provided by operating activities	$187,452	$1,918,090
Net cash provided by investing activities	$53,671	$12,709
Net cash provided by (used in) financing activities	$(284,144)	$(1,861,766)

Total net (loss) income	$(5,808,499)	$1,240,050

In connection with the preparation of the Company’s financial statements for the nine months ended September 30, 2015, the Company has analyzed its cash needs for the next twelve months. The Company believes that its current cash position and forecasted cash flow from operations is adequate to meet its cash requirements for at least the next twelve months.

NOTE 4: Accounts receivable, net

	SEPT 30,	DEC 31,
	2015	2014
Accounts receivable	$927,120	$1,287,818
Less: allowance for doubtful accounts	(166,147)	(66,147)
Total	$760,973	$1,221,671

NOTE 5: Property, plant & equipment, net

	SEPT 30,	DEC 31,
	2015	2014
Buildings	$78,927	$78,927
Furniture and fixtures	46,923	46,923
Vehicles	4,400,404	4,479,273
Machinery and equipment	12,304,577	13,234,926
	16,830,831	17,840,049
Less: Accumulated depreciation	(1,430,670)	(1,156,168)
Total	$15,400,161	$16,683,881

Depreciation expense for the nine months ended September 30, 2015, was $1,068,088 and for the nine months ended September 30, 2014, was $858,588.

NOTE 6: Intangible assets, net

With the purchase of JD on February 24, 2014, the Company, under guidance of FASB ASC 805, determined that an adjustment to record additional purchase price allocation was necessary. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for adjustment one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no adjustment allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to retrospectively adjust values from the bargain purchase to intangible and tangible asset value and, as such the Company has re-measured the intangible asset value and recognized a gain on its bargain purchase which has been reflected retrospectively as of February 24, 2014. The Company recognized additional intangible assets which contributed to the overall value of JD (See Note 13: Acquisitions for additional details on the re-measurement). The following table represents the intangible assets:

	SEPT 30,	DEC 31,
	2015	2014
Brand name	$277,000	$277,000
Domain name / website	6,000	6,000
	283,000	283,000
Less: Accumulated amortization	—	—
Total	$283,000	$283,000

The following is the proforma information that discloses the results of operations as though the business combination was completed as of the beginning of the period being reported on.

	NAS SEPT 30, 2014	JD SEPT 30, 2014	Adjustments MAR 01, 2014	SEPT 30, 2014
REVENUE	$—	$11,887,589	$3,323,970	$15,211,559
Less: allowance for bad debt add recovery		188,460		188,460
NET REVENUE	—	12,076,049	—	15,400,019
COST OF REVENUE	—	9,998,783	2,866,011	12,864,794
GROSS PROFIT	—	2,077,266	—	2,535,225
OPERATING EXPENSES
Selling, general and administrative expenses	180,643	1,142,179	329,287	1,652,109
Professional fees and related expenses	282,251	9,187	2,570	294,008
Consulting fees	5,850	—	—	5,850
Forgiveness of accrued officer compensation	(95,921)	—	—	(95,921)
TOTAL OPERATING EXPENSES	372,823	1,154,366	—	1,856,046
OPERATING INCOME (LOSS)	$(372,823)	$922,900	$—	$679,179
OTHER EXPENSE (INCOME), non-operating
Other income	33,320	(39,500)	33,320	27,140
Gain on acquisition, bargain purchase of JD	—	(1,464,515)	39,208	(1,425,307)
Gain on extinguishment of debt	(10,329)	—	—	(10,329)
Loss on disposal of assets	—	(15,144)	—	(15,144)
Interest expense, net	270,317	449,964	131,989	852,270
TOTAL OTHER EXPENSE (INCOME), non-operating	293,308	(1,069,195)	—	(571,370)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(666,130)	1,992,095	—	1,250,549
PROVISION FOR INCOME TAXES	—	—	—	—
NET (LOSS) INCOME	$(666,130)	$1,992,095	—	$1,250,549
BASIC (LOSS) INCOME PER SHARE	$(0.18)	—	—	$0.31
DILUTED (LOSS) INCOME PER SHARE	$(0.18)			$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,620,766	—	—	3,620,766
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	3,620,766	—	—	4,388,420

NOTE 7: Loans, capital lease and lines of credit

The following table represents the outstanding principal balance of loans, capital leases and lines of credit (“LOC”) and accrued interest for the Company as of September 30, 2015.

Description	Loan date	Maturity date	Original amount of loan	Interest rate	Balance as of SEPT 30, 2015	Balance as of DEC 31, 2014
Ally	02/24/2014	02/10/2019	$43,395	4.01%	$25,442	$31,284
Commercial Credit Group	12/19/2014	12/19/2019	1,940,969	10.00%	1,431,837	1,552,775
Cat Financial	02/24/2014	11/09/2016	186,549	5.95%	59,417	95,262
Equify	04/08/2014	05/01/2019	1,480,412	7.10%	1,177,740	1,331,116
Phil Timothy	02/24/2014	03/28/2023	2,650,000	6.00%	2,146,705	2,274,936
Ford credit	02/24/2014	03/16/2016	23,700	4.34%	—	10,129
Ford credit	02/24/2014	09/28/2015	28,700	6.54%	—	10,268
Ford credit	02/24/2014	09/28/2016	44,576	3.74%	—	2,903
Ford credit	02/24/2014	06/05/2016	88,575	7.89%	—	37,253
Ford credit	02/24/2014	02/28/2015	56,372	6.49%	—	9,858
Ford credit	02/24/2014	03/29/2017	73,005	7.89%	—	37,946
Ford credit	02/24/2014	10/29/2015	36,700	6.54%	—	3,829
Ford credit	02/24/2014	10/29/2015	34,400	6.54%	—	3,589
Ford credit	02/24/2014	09/30/2015	94,000	5.74%	—	16,050
Ford credit	02/24/2014	09/16/2016	45,994	8.29%	—	23,049
Ford credit	02/24/2014	08/01/2017	43,110	5.04%	—	33,693
Jimmy B Trucking	08/11/2014	06/11/2015	600,000	10.00%	—	372,109
Rick Gurr/ Gosling Service	08/11/2014	06/11/2015	210,000	10.00%	—	130,238
Mack Financial Services	02/24/2014	03/12/2016	326,746	6.00%	—	98,478
GE Capital	09/01/2014	07/01/2019	213,600	6.96%	170,234	202,093
GE Capital	09/01/2014	12/21/2018	203,789	6.93%	170,518	194,574
GE Capital	09/01/2014	08/01/2016	48,000	9.11%	19,082	42,669
GE Capital	02/24/2014	09/09/2018	189,151	6.42%	103,719	129,135
GE Capital	02/24/2014	07/01/2018	153,944	7.20%	79,100	100,047
John Deere Financial	02/24/2014	09/26/2017	262,350	4.00%	115,783	155,136
Axis Capital	02/20/2015	02/20/2020	600,000	8.62%	525,580	—
Utica Financial	06/25/2015	06/25/2020	840,406	—	788,453	—
Mack Financial Services	02/24/2014	11/09/2016	347,520	6.00%	119,197	159,427
MACU	02/24/2014	10/26/2018	41,540	2.99%	26,941	33,069
Zion’s Bank	02/24/2014	10/15/2026	150,000	4.86%	118,686	125,108
Zion’s Bank	02/24/2014	10/10/2016	101,091	4.57%	15,489	31,998
Zion’s Bank	02/24/2014	09/30/2017	7,680,000	4.57%	3,699,035	4,622,482
Zion’s Bank – LOC	—	—	—	—	500,000	586,621
Gale Rasmussen	07/01/2015	*	94,000	10.0%	94,000	—
WD Martin	07/01/2015	*	80,000	10.0%	80,000	—
Alliance funding	07/01/2015	*	43,159	10.0%	43,159	—
H&E Equipment	02/24/2014	05/01/2017	176,234	12.00%	—	117,799
National Insurance	06/01/2015	05/31/2016	668,233	6.0%	338,064	217,128
Capital lease	01/15/2009	—	33,591	—	33,591	33,591
Goss	09/19/2013	09/19/2016	20,000	12.00%	20,000	20,000
Kinney2	11/01/2013	11/01/2015	50,000	12.00%	50,000	50,000
O’Connor	04/01/2009	*	71,000	10.00%	71,000	71,000
Hanley	04/01/2009	*	79,913	10.00%	79,913	79,913
Spiker	12/31/2010	*	9,500	10.00%	9,500	9,500
Jesse	12/31/2010	*	9,760	10.00%	9,760	9,760
Marlow	12/31/2010	*	13,000	10.00%	13,000	13,000
Goss2	02/28/2014	03/09/2016	50,000	10.00%	29,120	50,000
Krochak	07/25/2014	01/25/2015	30,000	10.00%	—	30,000
Krueger	12/09/2014	06/06/2015	15,000	10.00%	—	15,000
Total debt liabilities					12,164,065	13,173,815
Less: current portion					(3,843,796)	(4,507,322)
Total long term liabilities					$8,320,269	$8,666,493

*Payable on demand

Line of credit

The Company has a $500,000 unsecured line of credit with Zion’s First National Bank. At September 30, 2015, interest was charged at LIBOR + 3.85% (4.04%).  The line of credit has been renewed through January 2016. The line of credit balance as of September 30, 2015 was $500,000.

Mandatorily redeemable common stock

On June 6, 2014, the Company entered into a settlement and release agreement providing for the grant of an aggregate of 53,837 shares of restricted stock in consideration for the settlement of outstanding debt due under a convertible note April 11, 2011, valued at $269,186. In connection with the agreement, the Company agreed to repurchase 20,000 shares of the shares issued for $100,000 within 30 days following the completion of a planned secondary offering. No secondary offering has been commenced as of the date of this report. The agreement further provides that if the Company does not timely purchase the shares in accordance with the agreement then if the said shares have a value of less than $100,000, the holder is entitled to additional shares to compensate up to the $100,000 in value. As such as of September 30, 2015, the Company recognized a mandatorily redeemable common stock to reflect the fair value of the obligation of the $100,000.

NOTE 8: Convertible notes

As of September 30, 2015, the following convertible notes payable are outstanding (see Note 11: Fair Value for information relating to convertible notes):

Description	Balance as of Sept 30, 2015	Balance as of December 31, 2014
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at a 30% discount to market price of Company common stock.	$250,000	$250,000
Convertible note issued on October 1, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at a 30% discount to market price of Company common stock.	223,000	245,000
Convertible note issued on October 20, 2014, at a 12% interest rate per annum for three (3) years, convertible to shares of common stock at a 30% discount to market price of Company common stock.	--	45,000
Convertible note issued on December 16, 2014, at a 12% interest rate per annum for one (1) year, convertible to shares of common stock at $2.00 per share or if the Company’s common stock falls below a certain price, at a 40% discount to market price of Company common stock, subject to further adjustments in certain cases.	250,000	250,000
Convertible note issued on December 16, 2014, at a 10% interest rate per annum for one (1) year, convertible to shares of common stock at 40% discount to market price of Company common stock, subject to further adjustment in certain cases.	28,000	249,500
Convertible note issued on December 16, 2014, at a 8% interest rate per annum for nine (9) months, convertible to shares of common stock at a 42% discount to market price of Company common stock, subject to further adjustment in certain cases.	--	104,000
Convertible note originally issued on January 30, 2015 and amended on June 30, 2015, at a 9% interest rate per annum maturing on January 1, 2016, convertible to shares of common stock at a 20% discount to market price of Company common stock, subject to further adjustment in certain cases.	205,082	--
Convertible note issued on February 12, 2015, at a 12% interest rate per annum for six (6) months, convertible to shares of common stock at a 30% discount to market price of Company common stock, subject to further adjustments in certain cases.	144,471	--
Convertible debenture issued on February 20, 2015, at a 10% interest rate per annum for five (5) years, convertible into shares of common stock using the average of the lowest intraday trading price and the closing price during any 20 day window, surrounding the conversion of the note.	89,000	--
Convertible note issued on March 11, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at a 40% discount to market price of Company common stock, subject to further adjustments in certain cases.	25,435	--
Convertible note issued on March 12, 2015, at a 8% interest rate per annum for one (1) year, convertible to shares of common stock at a 40% discount to market price of Company common stock, subject to further adjustments in certain cases.	5,000	--
Convertible note issued on June 3, 2015, at a 6% interest rate per annum for one (1) year, convertible to shares of common stock at a 47% discount to market price of Company common stock, subject to further adjustment in certain cases.	46,000	--
Convertible note issued on July 15, 2015, at a 10% interest rate per annum for nine (9) months, convertible to shares of common stock at a fixed rate of $0.05 per share.	10,000	--
Convertible note issued on August 5, 2015, at a 12% interest rate per annum for one (1) year (deferred for first 3 months), convertible to shares of common stock at the lesser of $0.10 or a 40% discount to market price of Company common stock, subject to further adjustment in some cases.	55,000	--
Convertible note issued on September 2, 2015, at a 10% interest rate per annum for nine (9) months, convertible to shares of common stock at a fixed rate of $0.05 per share, subject to further adjustment in certain cases.	5,000	--
Convertible note issued on September 2, 2015, at a 10% interest rate per annum for nine (9) months, convertible to shares of common stock at a fixed rate of $0.05 per share, subject to further adjustment in certain cases.	5,000	--
Convertible note issued on September 2, 2015, at a 10% interest rate per annum for nine (9) months, convertible to shares of common stock at a fixed rate of $0.05 per share, subject to further adjustment in certain cases.	10,000	--
Convertible note issued on September 2, 2015, at a 10% interest rate per annum for nine (9) months, convertible to shares of common stock at a fixed rate of $0.05 per share, subject to further adjustment in certain cases.	5,000	--
Convertible note issued on September 9, 2015, at a 6% interest rate per annum for one (1) year, convertible to shares of common stock at a 47% discount to market price of Company common stock, subject to further adjustment in certain cases.	36,000	--
Convertible note issued on September 30, 2015, at a 8% interest rate per annum for nine (9) month, convertible to shares of common stock at a 42% discount to market price of Company common stock, subject to further adjustment in certain cases.	30,000	--
Total	1,421,988	1,143,500
Less: Debt discount	(309,098)	(577,849)
Total Current portion convertible debt	(785,729)	(158,737)
Total Long-term portion of convertible debt	$327,161	$406,914

During the nine months ended September 30, 2015, the Company issued the following convertible notes:

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $180,000 for a purchase price of $125,000 reflecting a $55,000 Original Issue Discount (“OID”). The note matures six-months from the date of issuance and bears interest at the rate of 12% per annum. The note may be converted into shares of common stock at a 30% discount to market price of the Company’s common stock, subject to further adjustment in certain cases.

On February 27, 2015, the Company issued a convertible promissory note in the principal amount of $110,250 for a purchase price of $105,000 reflecting a 5% OID. The note matures one-year from the date of issuance and bears interest at the rate of 8% per annum. The note may be converted into shares of common stock at a 30% discount to market price of Company common stock, subject to further adjustment in certain cases.

On March 11, 2015, the Company issued a convertible promissory note in the principal amount of $35,000 in exchange for a convertible promissory note issued to a related party originally issued on July 25, 2014. The note matures one-year from the date of issuance and bears interest at the rate of 8% per annum. The note may be converted into shares of common stock at a 40% discount to market price of Company common stock, subject to further adjustment in certain cases.

On March 12, 2015, the Company issued a convertible promissory note in the principal amount of $55,000 for a purchase price of $50,000, reflecting a 10% OID. The note matures one-year from the date of issuance and bears interest at the rate of 8% per annum. The note may be converted into shares of common stock at a 40% discount to market price of Company common stock, subject to further adjustment in certain cases.

On March 20, 2015, the Company issued a convertible promissory note to a related party in the principal amount of $35,000. The note matures one-year from the date of issuance and bears interest at the rate of 8% per annum. The note may be converted into shares of common stock at a 40% discount to market price of Company common stock, subject to further adjustment in certain cases. As of September 30, 2015 this note has been fully converted.

On June 2, 2015, the Company issued a convertible promissory note in the principal amount of $45,000 to an assignee of a note in like principal amount issued on October 20, 2014. The note matures one-year from the date of issuance and bears interest at the rate of 5% per annum. The note may be converted into shares of common stock at a 40% discount to market price of Company common stock, subject to certain anti-dilution protection. As of June 30, 2015 this note has been fully converted.

On June 3, 2015, the Company issued a convertible promissory note in the principal amount of $46,000 for a purchase price of $40,000. The note matures one year from the date of issuance and bears interest at the rate of 6% per annum. The note may be converted into shares of common stock at a 47% discount to market price of the Company’s common stock subject to further adjustment in certain cases.

On June 30, 2015, the Company issued a convertible promissory note in the principal amount of $205,082 to a then related party. The note replaces a convertible promissory note dated January 31, 2015 in the principal amount of $159,000 that matured on March 31, 2015 and for which there were unpaid fees and interest. The note matures on January 1, 2016 subject to extension of the note at the issuer’s until June 30, 2018 provided that certain additional consideration is paid in an amount not less than 108% of the principal outstanding at the issue date. The note bears an interest rate of 9% per annum and interest is payable quarterly within five business days of the end of each quarter. The note may be converted into shares of common stock at a 20% discount to the market price of the Company’s common stock subject to further adjustment in certain cases.

On July 15, 2015, the Company issued a convertible promissory note in the principal amount of $10,000 to a related party. The note matures six months from the date of issuance and bears interest at the rate of 10% per annum. The note may be converted into shares of common stock at a fixed price of $0.05 per share.

On August 4, 2015, the Company issued a convertible promissory note in the principal sum of up to $250,000 The note contains a 10% OID, and is to be funded in the aggregate amount of $225,000 in tranches at the sole discretion of the holder. The first tranche funded was $50,000, with an OID of $5,000. The note has a maturity date of two years from the funding of each tranche and is convertible at the lesser of $0.10 or at a 40% discount market price of the Company’s common stock, subject to further adjustment in certain cases.

On September 2, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $25,000, of which a note in the principal amount of $5,000 was issued to a related party. The notes mature nine months from the date of issuance and bear interest at the rate of 10% per annum. Notes in the principal amount of $20,000 may be converted into shares of common stock at a fixed rate of $0.05 per share, subject to adjustment in certain cases and a note in the principal amount of $5,000 may be converted into shares of common stock at a fixed rate of $0.05 per share, subject to adjustment in certain cases

On September 9, 2015, the Company issued a convertible promissory note in the principal amount of $36,000 reflecting an OID of $5,500. The note matures one year from the date of issuance and bears interest at the rate of 6% per annum. The note may be converted into shares of common stock at a 47% discount to the market price of the Company’s common stock subject to further adjustment in certain cases.

On September 30, 2015, the Company issued a convertible promissory note in the principal amount of $30,000. The note matures nine months from the date of issuance and bears interest at the rate of 8% per annum. The note may be converted into shares of common stock at a 42% discount to market price of Company common stock, subject to further adjustment in certain cases.

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

NOTE 10: Related party transactions

On February 24, 2014, the Company assumed a 6% promissory note in the principal amount of $474,667 issued to a director and a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD. In May 2015, the director added an additional $78,765. As of September 30, 2015, the Company owes an additional $54,120, as expenses that were paid by the director on behalf of the Company. As of September 30, 2015, $607,552 of principal and $47,130 of interest was outstanding.

On February 24, 2014, the Company assumed a 7.05% promissory note in the principal amount of $500,000 issued to a beneficial owner of 5% or more of our common stock, in connection with the acquisition of JD.   As of September 30, 2015, $468,000 of the principal and $9,597 of interest was outstanding.

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

The Company incurred interest expense of $63,167 and $20,714 during the nine-month periods ended September 30, 2015 and 2014, respectively, in connection with these promissory notes and convertible debenture.

The Company’s subsidiary JD also rents its facility; the lease is with a related party for $10,500 per month. For the nine months ended September 30, 2015, rent expense was $94,500. This lease is on a month-to-month basis.

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

	Fair value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Derivative liability

Debt conversion feature	$1,578,715	—	—	$1,578,715
Warrant liability	145,012			145,012

Total financial liabilities	$1,723,727	—	—	$1,723,727

	Fair value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative liability

Debt conversion feature	$1,189,718	—	—	$1,189,718

Total financial liabilities	$1,189,718	—	—	$1,189,718

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended
	SEPT 30, 2015	SEPT 30, 2014
Debt conversion feature:
Beginning balance	$(1,060,961)	$—
Additions	(829,483)	—
Adjustments resulting from changes in fair value recognized in earnings	(267,023)	—
Settlement through conversion of debt	578,750	—
Ending balance	$(1,578,715)	$—

	Nine Months Ended
	SEPT 30, 2015	SEPT 30, 2014
Debt conversion feature:
Beginning balance	$(1,189,718)	$—
Additions	(2,557,188)	—
Adjustments resulting from changes in fair value recognized in earnings	1,227,354	—
Settlement through conversion of debt	940,837	—
Ending balance	$(1,578,715)	$—

The table below presents a summary of changes in the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended
	SEPT 30, 2015	SEPT 30, 2014
Warrant liability feature:
Beginning balance	$—	$—
Additions	(363,761)	—
Adjustments resulting from changes in fair value recognized in earnings	218,749	—
Ending balance	$(145,012)	$—

	Nine Months Ended
	SEPT 30, 2015	SEPT 30, 2014
Warrant liability feature:
Beginning balance	$—	$—
Additions	(363,761)	—
Adjustments resulting from changes in fair value recognized in earnings	218,749	—
Ending balance	$(145,012)	$—

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value
	Assets	Liabilities	Valuation Technique(s)	Significant Unobservable Input	Range
Debt conversion feature liability
September 30, 2015	$—	$1,578,715	Binomial option pricing model	Expected term (years)	0.09 – 2.11
				Volatility	303.94%
December 31, 2014	$—	$1,189,718	Binomial option pricing model	Expected term (years)	0.71 – 2.58
				Volatility	271.84%
Warrant derivative liability
September 30, 2015	$—	$145,012	Binomial option pricing model	Expected term (years)	0.01 – 2.00
				Volatility	738.29%

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

Warrant liability

The fair value of the warrant liability includes the estimated timing of the events as well as the related probabilities of occurrence. The shorter/longer the period estimated to the event, the higher/lower the value of the warrant liability. The higher/lower the probability of occurrence, the higher/lower the value of the warrant liability.

NOTE 12: Stockholders’ deficit

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

On December 31, 2014, the Company granted 160,890 shares as a part of conversion of debt. The shares were valued based on the conversion price of $0.20 or $32,178 total value consideration of both principal and interest. These shares were issued on January 9, 2015.

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

Between May 27, 2015 and June 29, 2015, the Company entered into stock purchase agreements providing for the issuance of an aggregate of 3,776,153 shares of common stock plus warrants to purchase an aggregate of 3,776,153 shares of common stock for aggregate consideration of $490,900. The warrants are exercisable for two years from issuance at a 40% discount to the average closing price of our common stock in the 30 trading days prior to exercise. On August 20, 2015 the Company issued 3,776,153 shares of common stock from stock payable.

On July 6, 2015, a holder of a note converted a portion of the note. The Company issued 184,729 shares at a value of $0.0812 or $15,000.

On July 6, 2015, a holder of a note claimed a deficit. The Company issued 288,601 shares at a value of $0.066 or $19,048.

On July 6, 2015, a holder of a note claimed a deficit. The Company issued 59,885 shares at a value of $0.066 or $3,952.

On July 9, 2015, a holder of a note converted a portion of the note. The Company issued 333,334 shares at a value of $0.06 or $20,000.

On July 10, 2015, a holder of a note converted a portion of the note. The Company issued 307,468 shares at a value of $0.0549 or $16,880.

On July 11, 2015, a holder of a note converted the entire principal and interest. The Company issued 447,892 shares at a value of $0.13 or $58,226.

On July 17, 2015, the Company entered into an agreement with a service provider providing for the issuance of 150,000 shares of the Company’s common stock in consideration for the settlement of a dispute over a failure to pay $10,000 to the service provider.

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

On August 5, 2015, a holder of a note converted a portion of the note. The Company issued 584,167 shares at a value of $0.024 or $14,020.

On August 10, 2015, a holder of a note converted a portion of the note. The Company issued 423,566 shares at a value of $0.0244 or $10,337.

On August 11, 2015, a holder of a note converted a portion of the note. The Company issued 423,566 shares at a value of $0.0244 or $10,335.

On August 12, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company issued 120,000 shares of the Company’s common stock at a fair value of $0.11 or $13,200.

On September 8, 2015, a holder of a note converted a portion of the note. The Company issued 510,204 shares at a value of $0.0392 or $20,000.

On September 8, 2015, a holder of a note converted a portion of the note. The Company issued 1,333,333 shares at a value of $0.0273 or $36,400.

On September 9, 2015, a holder of a note converted a portion of the note. The Company issued 604,907 shares at a value of $0.0428 or $25,890.

On September 9, 2015, a holder of a note converted a portion of the note. The Company issued 340,380 shares at a value of $0.02526 or $8,598.

On September 9, 2015, a holder of a note converted a portion of the note. The Company issued 428,571 shares at a value of $0.07 or $30,000.

On September 10, 2015, the Company issued shares per consulting agreement entered into June 4, 2015. Per the terms of the agreement the Company issued 66,000 shares of the Company’s common stock at a fair value of $0.45 or $29,700.

On September 11, 2015, a holder of a note converted a portion of the note. The Company issued 701,347 shares at a value of $0.0312 or $21,882.

On September 14, 2015, a holder of a note converted a portion of the note. The Company issued 365,853 shares at a value of $0.0410 or $15,000.

On September 14, 2015, a holder of a note converted a portion of interest on note. The Company issued 121,951 shares at a value of $0.041 or $5,000.

On September 16, 2015, a holder of a note converted a portion of the note. The Company issued 827,815 shares at a value of $0.01812 or $15,000.

On September 16, 2015, a holder of a note converted a portion of the note. The Company issued 506,223 shares at a value of $0.02114 or $10,250.

On September 17, 2015, a holder of a note converted a portion of the note. The Company issued 1,100,994 shares at a value of $0.01812 or $19,950.

On September 21, 2015, a holder of a note converted all principal and interest on a note. The Company issued 919,375 shares at a value of $0.04 or $36,775.

On September 22, 2015, a holder of a note converted a portion of the note. The Company issued 1,213,768 shares at a value of $0.0138 or $16,750.

On September 22, 2015, a holder of a note converted a portion of the note. The Company issued 714,227 shares at a value of $0.0161 or $11,000.

On September 23, 2015, a holder of a note converted a portion of the note. The Company issued 731,422 shares at a value of $0.0273 or $17,198.32.

On September 24, 2015, a holder of a note converted a portion of the note. The Company issued 560,000 shares at a value of $0.025 or $14,000.

On September 24, 2015, a holder of a note converted a portion of the note. The Company issued 1,231,885 shares at a value of $0.0138 or $17,000.

On September 25, 2015, a holder of a note converted a portion of the note. The Company issued 750,000 shares at a value of $0.02 or $15,000.

On September 25, 2015, a holder of a note converted a portion of the note. The Company issued 471,000 shares at a value of $0.017 or $8,000.

On September 28, 2015, a holder of a note converted a portion of the note. The Company issued 837,500 shares at a value of $0.012 or $10,050.

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

September 30, 2015
Expected volatility	675.65%
Weighted-average volatility	675.65%
Expected dividends	0
Expected term (in years)	4.0
Risk-free rate	0.06%

	Warrants	Weighted average price of warrants
Granted, at September 30, 2015	184,000	$0.50

Total granted, at September 30, 2015	184,000	$0.50

On June 3, 2015, the Company issued a convertible promissory note in the principal amount of $46,000 to a related party bearing interest at the rate of 6% per annum plus warrants to purchase an aggregate of 184,000 shares of common stock.

September 30, 2015
Expected volatility	738.29%
Weighted-average volatility	736.29%
Expected dividends	0
Expected term (in years)	2.0
Risk-free rate	0.64%

	Warrants	Weighted average price of warrants
Granted, at September 30, 2015	700,000	$0.15

Total granted, at September 30, 2015	700,000	$0.15

	Warrants	Weighted average price of warrants
Granted, at September 30, 2015	3,776,153	$0.14

Total granted, at September 30, 2015	3,776,153	$0.14

Between May 27, 2015 and June 29, 2015, the Company entered into stock purchase agreements providing for the issuance of an aggregate of 3,776,153 shares of common stock plus warrants to purchase an aggregate of 3,776,153 shares of common stock for aggregate consideration of $490,900. The warrants are exercisable for two years from issuance at a 40% discount to the average closing price of the Company’s common stock in the 30 trading days prior to exercise. The Company has accounted for them as derivative instruments due to the variable strike price (see Note 11: Fair Value for additional details).

On July 15, 2015 and September 2, 2015, the Company entered into convertible promissory note agreements in the principal amount of $35,000 bearing interest at the rate of 12% per annum, plus warrants purchasing an aggregate of 700,000 shares of common stock. The warrants are exercisable for two years from issuance at a 40% discount to the average closing price of the Company’s common stock in the 30 trading days prior to exercise. The Company has accounted for them as derivative instruments due to the variable strike price (see Note 11: Fair Value for additional details).

September 30, 2015
Expected volatility	709.54%
Weighted-average volatility	709.54%
Expected dividends	0
Expected term (in years)	5.0
Risk-free rate	0.06%

	Warrants	Weighted average price of warrants
Granted, at September 30, 2015	108,850	$0.11

Total granted, at September 30, 2015	108,850	$0.11

On August 14, 2015, the Company issued warrants to purchase an aggregate of 108,850 shares of the Company’s common stock. The warrants are exercisable on a cashless exercise basis for five years from the date of issuance. Based on the noted Black-Scholes calculation the Company estimated the weighted average price per warrants noted in the above table (108,850). As of September 30, 2015, the warrants have vested and we have expensed their value in the amount of $11,974.

Options

December 31, 2014
Expected volatility	297.60%
Weighted-average volatility	297.60%
Expected dividends	0
Expected term (in years)	1.5
Risk-free rate	0.06%

Non vested options	Options	Weighted average price of Options
Granted, non-vested at December 31, 2014	35,000	$1.65

Total granted, non-vested at December 31, 2014	35,000	$1.65

On December 31, 2014, the Company entered into an amended employment agreement with its Chief Executive Officer providing for the grant of options to purchase 35,000 shares at an exercise price of $0.01 per share. The options have a term of 18 months (based on the terms of the agreement) and begin to vest on the first anniversary of the date of grant. As of September 30, 2015, the amount expensed is $28,860, and the unrecognized compensation cost is $28,860.

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

FEB 24, 2014
ASSETS
Cash	$104,816
Accounts receivable	1,887,074
Prepaid expense	152,892
Fixed Assets	14,138,387
Intangible assets, net	283,000
Deferred financing fees, net	29,402
LIABILITIES
A/P, accrued, loans and LOC	(14,718,056)
Fair Market Value of Net Identifiable Assets on 2/24/2014	$1,877,515
Purchase Price
Less: stock for consideration	(413,000)
Bargain purchase option	$1,464,515
Less: Bargain purchase option value previously recognized	(1,620,071)
Re-measurement balance of bargain purchase option as of February 24, 2014	$155,556

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As originally reported at SEPT 30, 2014	Measurement Period Adjustments		Retrospectively Adjusted SEPT 30, 2014
TOTAL OPERATING INCOME	$430,843	$—		$430,843

OTHER (INCOME) / EXPENSE
Interest expense, net	720,281	—		720,281
Gain on extinguishment of debt	(10,329)	—		(10,329)
Gain on sale of fixed assets	(15,144)			(15,144)
Other (income) expense	(39,500)			(39,500)
Gain on bargain purchase of JD	(1,620,071)	155,556	(1)	(1,464,515)
TOTAL OTHER (INCOME) / EXPENSE	(964,763)	155,556		(809,207)
NET INCOME	$1,395,606	$155,556		$1,240,050
BASIC (LOSS) INCOME PER SHARE	$0.39	$—		$0.34
DILUTED (LOSS) INCOME PER SHARE	$0.32	$—		$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	3,620,766	—		3,620,766
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	4,388,420	—		4,388,420

(1)	Adjustment reflects reduction in gain on bargain purchase under re-measurement as per guidance of FASB ASC 805.

NOTE 14: Subsequent events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2015, and events which occurred subsequent to September 30, 2015 but were not recognized in the financial statements. Except as discussed below, the Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On October 5, 2015, a holder of a note converted a portion of the note. The Company issued 1,315,790 shares at a value of $0.0114 or $15,000.

On October 6, 2015, a holder of a note converted a portion of the note. The Company issued 1,561,890 shares at a value of $0.0128 or $20,000.

On October 7, 2015, a holder of a note converted a portion of the note. The Company issued 998,721 shares at a value of $0.0105 or $10,487.

On October 7, 2015, a holder of a note converted a portion of the note. The Company issued 1,601,667 shares at a value of $0.009 or $14,415.

On October 9, 2015, a holder of a note converted a portion of the note. The Company issued 1,500,000 shares at a value of $0.009 or $6,750.

On October 12, 2015, a holder of a note converted the remaining portion of the note. The Company issued 1,713,309 shares at a value of $0.009 or $15,419.

On October 12, 2015, the Company entered into a consulting agreement. Per the terms of the agreement the Company issued 200,000 shares of the Company’s common stock at a fair value of $0.02 or $4,000.

On October 13, 2015, a holder of a note converted a portion of the note. The Company issued 647,418 shares at a value of $0.009 or $5,827.

On October 13, 2015, a holder of a note converted a portion of the note. The Company issued 1,399,963 shares at a value of $0.0105 or $14,700.

On October 13, 2015, a holder of a note converted a portion of the note. The Company issued 1,616,684 shares at a value of $0.0124 or $20,000.

On October 19, 2015, a holder of a note converted a portion of the note. The Company issued 1,702,084 shares at a value of $0.0105 or $17,872.

On October 21, 2015, a holder of a note converted a portion of the note. The Company issued 1,697,518 shares at a value of $0.0124 or $21,000.

On October 21, 2015, a holder of a note converted a portion of the note. The Company issued 899,688 shares at a value of $0.012 or $10,796.

On October 26, 2015, a holder of a note converted a portion of the note. The Company issued 1,504,031 shares at a value of $0.0105 or $15,792.

On October 28, 2015, a holder of a note converted a portion of the note. The Company issued 1,700,681 shares at a value of $0.006 or $10,000.

On November 3, 2015, a holder of a note converted a portion of the note. The Company issued 1,925,019 shares at a value of $0.006 or $12,128.

On November 5, 2015, a holder of a note converted a portion of the note. The Company issued 2,347,418 shares at a value of $0.004 or $10,000.

On November 6, 2015, a holder of a note converted a portion of the note. The Company issued 3,007,067 shares at a value of $0.007 or $20,000.

On November 9, 2015, a holder of a note converted a portion of the note. The Company issued 1,933,319 shares at a value of $0.005 or $9,609.

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

As this is the Company’s first acquisition in the oil and gas industry, management did not have the historical knowledge to be able to estimate its intangible or goodwill items properly and therefore we hired a valuation consultant to estimate and value any intangible assets that may have been in existence as of the date of acquisition. The valuation report provided to management details information as to the carrying value of certain intangible assets as a part of the purchase of JD in February 2014. Management has accepted the valuation report and we have determined in accordance with FASB ASC 805 there is an additional adjustment to record the additional purchase price allocation at February 24, 2014. The “measurement” period under ASC 805 allows for retrospective adjustment of the business combination for one year from the acquisition date, or when all necessary information for the adjustment is available. After the measurement period, there is no revision allowed for subsequent information that is unrelated to the facts and circumstances existing at the time of the acquisition, except for error correction. Management recognizes that it had this one year period to apply corrective changes from the bargain purchase to intangible and tangible asset value, and as such we have re-measured the intangible asset value and the gain on our bargain purchase which has been reflected in the fiscal year ended December 31, 2014 and for the nine months ended September 30, 2014.

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

Summary of Consolidated Results of Operations

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

	September 30,
	(unaudited)
	2015	2014	% Change
Revenue	$3,615,779	$5,466,073	(34)%

Cost of revenue	3,426,524	4,230,825	(19)%
Total gross profit	189,255	1,235,248	(85)%

Operating expenses
Selling, general and administrative expenses	485,875	641,676	(24)%
Professional fees and stock based compensation	453,910	149,752	203%
Total operating expenses	939,785	791,428	19%
Operating (loss) income	(750,530)	443,820	(269)%

Other (income) expense
Other expense, net	(33,009)	(39,500)	(16)%
Change in fair value of derivative liabilities	48,274	--	100%
Gain on debt extinguishment	(225,732)	--	100%
Loss (gain) on sale of fixed assets	296,093	(15,144)	(2,055)%
Interest expense, net	1,861,931	306,504	507%
Total other (income) expense	1,947,557	251,860	673%
Net (loss) income	$(2,698,087)	$191,960	(1,506)%

Revenue

Revenues primarily consisted of oilfield services/oilfield hauling services revenue. Revenue decreased by $(1,850,294) to $3,615,779 or (34)% during the three months ended September 30, 2015 compared to $5,466,073 during the three months ended September 30, 2014. Our revenues are derived exclusively from JD Field Services (“JD”) operations which we acquired on February 24, 2014. Revenues decreased as a result of the downturn in the oil & gas industry. The downturn in operations affected the subsidiaries revenues for the three months of the third quarter.

Cost of Revenue

Costs of revenue consist of labor and overhead for services provided by JD. Cost of revenue for the three months ended September 30, 2015 decreased by $(804,301) or (19) % to $3,426,524 during the three months ended September 30, 2015, compared to $4,230,825 the three months ended September 30, 2014. We reduced several key components of our cost of revenue as the industry went through a down turn.

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the three months ended September 30, 2015 decreased by $155,801 or 24% to $485,875 compared to $641,676 during the three months ended September 30, 2014. The decrease was primarily attributable to bad debt expense.

Professional fees and related expenses: Professional fees and related expenses consist of accounting, legal and related consulting fees associated with our ongoing business strategy efforts. Professional fees and related expenses for the three months ended September 30, 2015 increased by $304,158 or 203% to $453,910 compared to $149,752 during the three months ended September 30, 2014. The increase is primarily due to expenses related to auditing fees, legal fees and consulting fees for investment relations and increases in share based compensation expense.

Other Expense

Interest expense: Interest expense consists of interest on our outstanding debt. For the three months ended September 30, 2015, our interest expense increased by $1,555,427, or 507%, to $1,861,931 compared to $306,504 to the three months ended September 30, 2014. The increase was primarily attributable to the increase in debt from our subsidiary JD, which we acquired on February 24, 2014, our convertible debt, and amortization of our debt discount.

Other expenses: Increases in other expenses are also related to a loss on sale of fixed assets of $296,093 during the three months ended September 30, 2015, a gain on debt extinguishment of $225,732 and a change in fair value of derivative liabilities of $48,274. During the three months ended September 30, 2014 there was a gain on the sale of fixed assets of $15,144, although during the same period there was no gain on debt extinguishment or change in fair value of derivative liabilities. The loss on the sale of fixed assets was attributable to the reduction in value of vehicles and machinery sold. The gain on debt extinguishment was attributable to our write off of prior debt. Change in fair value of derivative liabilities is attributable to the valuation of our debt through derivative accounting in which changes in the derivative liabilities are “re-measured” during the period and marked to market to allocate the fair value of the liabilities. As such gains/loss in expense is allocated every quarter to represent this fair value.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

	September 30,
	(unaudited)
	2015	2014	% Change
Revenue	$11,535,486	$11,887,589	(3)%

Cost of revenue	10,234,261	9,810,323	4%
Total gross profit	1,301,225	2,077,266	(37)%

Operating expenses
Selling, general and administrative expenses	1,438,431	1,349,136	7%
Professional fees and stock based compensation	2,813,926	297,287	847%
Total operating expenses	4,252,357	1,646,423	158%
Operating income (loss)	(2,951,132)	430,843	(785)%
Other (income) expense
Other expense, net	(33,009)	(39,500)	(16)%
Gain on acquisition	--	(1,464,515)	(100)%
Gain on debt extinguishment	(225,732)	(10,329)	2,085%
Change in fair value of derivative liabilities	(1,446,103)	--	100%
Loss on sale of fixed assets	296,093	(15,144)	(2,055)%
Interest expense, net	4,266,118	720,281	492%
Total other expense (income)	2,857,367	(809,207)	(453)%
Net (loss) income	$(5,808,499)	$1,240,050	(568)%

Revenue

Revenues primarily consisted of oilfield services/oilfield hauling services revenue. Revenue decreased by $352,103 of $11,535,486 or (3)% during the nine months ended September 30, 2015, compared to $11,887,589 during the nine months ended September 30, 2014. Revenues for the Company are derived exclusively from JD Field Services (“JD”) operations which we acquired on February 24, 2014. Revenues decreased as a result of the downturn in the oil & gas industry. The downturn in operations affected the subsidiaries revenues for the nine months of the year.

Cost of Revenue

Costs of revenue consist of labor and overhead for services provided by JD. Cost of revenue for the nine months ended September 30, 2015, increased by $423,938 or 4% to $10,234,261 during the nine months ended September 30, 2015, compared to $9,810,323 the nine months ended September 30, 2014, proportional to the revenues derived from operations.

Operating Expenses

Selling, general and administrative expense: Selling, general and administrative expenses (“SG&A”) consist of sales, general and administrative operating expenses. It also consists of payroll expenses for officer personnel. SG&A for the nine months ended September 30, 2015, increased by $89,295 or 7% to $1,438,431 compared to $1,349,136 during the nine months ended September 30, 2014. The increase was primarily attributable to bad debt expense and personnel expenses for the current nine months.

Professional fees and stock based compensation: Professional fees and related expenses consist of accounting, legal and related consulting fees associated with our ongoing business strategy efforts. Professional fees and related expenses for the nine months ended September 30, 2015 increased by $2,516,639 or 847% to $2,813,926 compared to $297,287 during the nine months ended September 30, 2014. The increase is primarily due to expenses related to auditing fees, legal fees and consulting fees for investment relations and increases in share based compensation expense.

Other Expense

Interest expense: Interest expense consists of interest on our outstanding debt, for the nine months ended September 30, 2015, we had an increase in interest expense by $3,545,837, or 492%, to $4,266,118 compared to $720,281 for the nine months ended September 30, 2014. The increase was primarily attributable to amortization of our debt discount.

Other expenses: Increases in other expenses are also related to gain on disposal of debt $(225,732) during the nine months ended September 30, 2015 a loss on disposal of fixed assets of $296,093 during the nine months ended September 30, 2015. During the nine months ended September 30, 2014 there was a gain on the sale of fixed assets of $15,144, and during the same period there was a gain on debt extinguishment. There was no change in fair value of derivative liabilities during the nine months ended September 30, 2014. The loss on the sale of fixed assets was attributable to the reduction in value of vehicles and machinery sold. The gain on debt extinguishment was attributable to our write off of prior debt. Change in fair value of derivative liabilities is attributable to the valuation of our debt through derivative accounting in which changes in the derivative liabilities are “re-measured” during the period and marked to market to allocate the fair value of the liabilities. As such gains/loss in expense is allocated every quarter to represent this fair value.

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

With our acquisition of JD, our revenues decreased to $11,535,486 for the nine months ended September 30, 2015 from $11,887,589 during the same period in 2014. This 3% decrease over our previous period is attributable to the industry down-turn.

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

The following table summarizes our cash flows during the nine months ended September 30, 2015 and 2014:

	SEPT 30, 2015	SEPT 30, 2014
Net cash provided by operating activities	$187,452	$1,918,090
Net cash provided by investing activities	$53,671	$12,709
Net cash (used in) financing activities	$(284,144)	$(1,861,766)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 was approximately $187,452 compared to $1,918,090 during the nine months ended September 30, 2014. The decrease in net cash used in operating activities was primarily due to an increase in payment of consulting expenses and our current net loss, offset by decreases in our prepaid expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2015 was $53,671 compared to $12,709 during the nine months ended September 30, 2014. The increase is due to the sale of fixed assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2015 was $284,144 compared to $(1,861,766) during the nine months ended September 30, 2014. The decrease is attributable to proceeds in sale of stock, issuance of notes in the nine months ended September 30, 2015 offset by repayments of outstanding notes in the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, the Company had a working capital deficit of $(11,020,704) and a stockholder’s deficit of $(3,868,590), which raises substantial doubt regarding the Company’s ability to continue as a going concern. We expect that we will need to increase our liquidity and capital resources in order to maintain the profitability of JD and execute our business strategy of acquiring new businesses. Because the outcome of our expansion activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete future acquisitions. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our expansion activities or other activities.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Material Weaknesses in Internal Control over Financial Reporting

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

We did not maintain effective controls over the accounting for convertible debt. In particular, we did not perform adequate review of the accounting and measurement of the debt conversion feature derivative liabilities in connection with issuance of certain convertible debt, resulting in a restatement of previously issued annual financial statements as of and for the year ended December 31, 2014 and the interim financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014.

These material weaknesses did not result in a material misstatement to the Company’s consolidated financial statements for the quarter ended September 30, 2015. However, these material weaknesses, if unremediated, could, in a future reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls.

Plan for Remediation of the Material Weaknesses

This material weakness did result in a material misstatement to our consolidated financial statements for the year ended December 31, 2014 and for the quarter ended March 31, 2015. We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls to review the inputs and results of our work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of intangible assets including goodwill. In addition, we are designing additional controls over documentation and review of the accounting for convertible debt and the documentation and review of the inputs and results of our work of specialists.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, there were no sales of unregistered securities during the quarter ended September 30, 2015 other than those transactions previously reported to the SEC in our periodic filings and current reports on Form 8-K.

Convertible Notes and Warrants

On September 2, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $25,000 bearing interest at the rate of 10% per annum, which a note in the principal amount of $5,000 was issued to Jeffrey Krueger, a holder of 5% or more of our common stock. In connection with the issuance of the notes, we issued warrants to purchase an aggregate of 700,000 shares of our common stock exercisable for two years from issuance at a 40% discount to the average closing price of our common stock in the 30 trading days prior to exercise. The notes mature nine months from the date of issuance and bear interest at the rate of 10% per annum. On or after six months from the date of the notes, notes in the principal amount of $20,000 may be converted into shares of our common stock at a fixed rate of $0.05 per share, subject to adjustment in certain cases and a note in the principal amount of $5,000 may be converted into shares of our common stock at a fixed rate of $0.05 per share. The notes may be prepaid upon ten business days advance notice at a premium of 135%. The notes include certain negative covenants including restrictions on issuance of indebtedness, incurring a lien, amending charter documents, repurchasing capital stock, making a distribution, disposing of significant assets outside the ordinary course, making advances and loans and entering into related party transactions, subject to certain customary exceptions. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the notes if we are delinquent in our filings with the SEC, cease to be quoted on the OTCQB, or are subject to a DTC chill. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest. The notes also provide that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On September 9, 2015, we issued a convertible promissory note in the principal amount of $36,000 reflecting an original issue discount of $5,500. The note matures one-year from the date of issuance and bears interest at the rate of 6% per annum. On or after six months of the date of the note, the note may be converted into shares of our common stock at a conversion price equal to a 47% discount on the average three lowest closing bid prices in the twenty trading days prior to conversion, increasing to 62% if we are not DWAC eligible at the time of conversion. In addition, the conversion price is subject to certain adjustments including mergers. The note may be prepaid during the first 180 days following issuance at premiums ranging from 115% to 140%. The note includes certain negative covenants including restrictions on distributions, repurchases of capital stock, and dispositions of significant assets outside the ordinary course and making advances and loans subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the SEC, cease to be quoted on the OTCQB, restate our financials or our stock price falls below $0.0026. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest may increase to 18% per annum. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On September 30, 2015, we issued a convertible promissory note in the principal amount of $30,000. The note matures nine months from the date of issuance and bears interest at the rate of 8% per annum. On or after six months of the date of the note, the note may be converted into shares of our common stock at a conversion price equal to a 42% discount on the average three lowest closing bid prices in the twenty trading days prior to conversion. In addition, the conversion price is subject to certain adjustments including mergers. The note may be prepaid during the first 180 days following issuance at premiums ranging from 115% to 140%. The note includes certain negative covenants including restrictions on distributions, repurchases of capital stock, the incurrence of debt, dispositions of significant assets outside the ordinary course and making advances and loans subject to certain customary exceptions. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the SEC, cease to be quoted on the OTCQB, or restate our financials. In an event of default, the note may become immediately due and payable at premiums to the outstanding principal and interest may increase to 22% per annum. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of agreements and notes, which are filed as exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

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

Conversion of Notes

Between August 13, 2015 and September 30, 2015, holders of convertible promissory notes converted an aggregate principal and interest amount of $497,754 into an aggregate of 16,207,326 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Consultant Issuances

On August 12, 2015, we entered into a consulting agreement. Per the terms of the agreement we issued 120,000 shares of our common stock.

On August 14, 2015, we issued warrants to purchase an aggregate of 108,850 shares of the Company’s common stock pursuant to an agreement entered into with a registered broker dealer dated July 15, 2013. The warrants are exercisable on a cashless exercise basis for five years from the date of issuance.

On September 11, 2015, we issued shares pursuant to a finders agreement with a registered broker-dealer dated June 4, 2015. Per the terms of the agreement, we issued 66,000 shares of our common stock.

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

Convertible Notes

On June 2, 2015, we issued a convertible promissory note in the principal amount of $45,000 to an assignee of a note in like principal amount issued on October 20, 2014. The note matures one-year from the date of issuance and bears interest at the rate of 5% per annum. The note may be converted into shares of the Company’s common stock at a 40% discount to market price of Company common stock, subject to certain anti-dilution protection during the 40 trading days following delivery of the conversion shares upon a conversion. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In an event of default, the note may become immediately due and payable plus a $500 per day penalty. As of September 30, 2015 the note has been fully converted and no additional debt is owed.

Conversion of Notes

Between October 1, 2015 and November 9, 2015, holders of convertible promissory notes converted an aggregate principal and interest amount of $245,396 into an aggregate of 29,072,267 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Consultant Issuances

October 12, 2015, we entered into an agreement with a service provider providing for the issuance of 200,000 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Convertible Promissory Note dated June 2, 2015 issued to Blackbridge Capital

10.2	Convertible Promissory Note dated September 2, 2015 issued to Eugene Ingles

10.3	Convertible Promissory Note dated September 2, 2015 issued to Jeffrey Krueger

10.4	Convertible Promissory Note dated September 2, 2015 issued to Alan Stamper

10.5	Convertible Promissory Note dated September 2, 2015 issued to AMJ Global, LLC

10.6	Convertible Promissory Note dated September 9, 2015 issued to Crown Bridge Partners, LLC

10.7	Convertible Promissory Note dated September 30, 2015 issued to Vis Vires

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES, INC.
(Registrant)

Date: November 16, 2015

	By:	/s/ Robert W. Chance
Name: Robert W. Chance
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy W. Briggs
Name: Jeremy W. Briggs
Title: Chief Financial Officer
(Principal Financial Officer)

